Form 10-Q
period 2013-09-30
MJP INTERNATIONAL LTD.
filed 2013-11-14
CIK 1575420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number 333-188152

MJP INTERNATIONAL LTD.
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2806, 505 - 6th Street SW, Calgary, Alberta, Canada	T2P 1X5
(Address of principal executive offices)	(Zip Code)

(403) 237 – 8330
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[   ] YES [X] NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
[X] YES [   ] NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
[   ] YES [X] NO

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
[   ] YES [   ] NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
16,108,500 common shares issued and outstanding as of November 6, 2013.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Our unaudited consolidated interim financial statements for the three month period ended September 30, 2013 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

MJP International Ltd.
CONSOLIDATED BALANCE SHEETS
Stated in US dollars
(A Development Stage Company)
As at

	September 30,	June 30,
	2013	2013
	(Unaudited)	(Audited)
ASSETS
Current
Cash and cash equivalents	$30,134	$57,677
Prepaid expenses	1,458	-
Trades receivable	1,021	-
Inventory	8,554	8,369
Total Assets	$41,167	$66,046

LIABILITIES
Current
Trades and other payables	$17,057	$23,791
Due to related parties (Note 3)	30,694	33,608
Total Liabilities	47,751	57,399

STOCKHOLDERS' Deficiency
Common stock
Authorized 100,000,000 common stock, voting, par value $.0001 each
Issued 16,108,500 (June 30, 2013 - 16,108,500) common stock (Note 4)	1,611	1,611
Additional paid in capital (Note 4)	112,195	112,195
Deficit accumulated during the development stage	(117,599)	(102,363)
Accumulated other comprehensive loss	(2,791)	(2,796)
Total Stockholders' Equity (Deficiency)	(6,584)	8,647
Total Liabilities and Stockholders' Equity	$41,167	$66,046

Going Concern (Note 1)

The accompanying notes are an integral part of these condensed consolidated financial statements

MJP International Ltd.
CONSOLIDATED STATEMENT OF OPERATIONS
Stated in US dollars
(A Development Stage Company)
For the periods ended September 30, 2013 and 2012; and the period from inception (July 19, 2010) to September 30, 2013

	Three months	Three months	Since July 19,
	ended	ended	2010 to
	September 30,	September 30,	September 30,
	2013	2012	2013
Revenue	$2,749	$9,833	$89,349
Cost of goods sold	(1,149)	(9,093)	(63,935)
Gross profit	1,600	740	25,414
Expenses
General & administration	13,061	204	44,676
Professional fees	792	-	50,053
Wages & salaries	2,983	3,121	46,949
	(16,836)	(3,325)	(141,678)
Net (loss) income before income tax	(15,236)	(2,585)	(116,264)
Income tax expense	-	-	1,335
Net (loss) income	(15,236)	(2,585)	(117,599)
Other comprehensive income
Foreign currency adjustment	5	(549)	(2,791)
Comprehensive loss	$(15,231)	$(3,134)	$(120,390)
Basic and diluted (loss) income per stock	$(0.0009)	$(0.0002)
Weighted average number of shares outstanding	16,108,500	12,000,000

The accompanying notes are an integral part of these condensed consolidated financial statements

MJP INTERNATIONAL LTD.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
Stated in US dollars
(A Development Stage Company)

				Accumulated
			Additional	Other
	Common Stock		Paid in	Comprenhsive
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance, July 19, 2010	12,000,000	$1,200	$(1,096)	$-	$-	$104
Net income for the period	-	-	-	-	(17,693)	(17,693)
Other comprehensive income for the period	-	-	-	(684)	-	(684)
Balance, June 30, 2011	12,000,000	$1,200	$(1,096)	$(684)	$(17,693)	$(18,273)
Net income for the year	-	-	-	-	2,863	2,863
Other comprehensive income for the year	-	-	-	936	-	936
Balance, June 30, 2012	12,000,000	$1,200	$(1,096)	$252	$(14,830)	$(14,474)
Recapitalization	150,000	15	(6,992)	-	-	(6,977)
Stock issued for private placement	3,958,500	396	120,283	-	-	120,679
Net loss for the year	-	-	-	-	(87,533)	(87,533)
Other comprehensive loss for the year	-	-	-	(3,048)	-	(3,048)
Balance, June 30, 2013	16,108,500	$1,611	$112,195	$(2,796)	$(102,363)	$8,647
Net loss for the period	-	-	-	-	(15,236)	(15,236)
Other comprehensive loss for the period	-	-	-	5	-	5
Balance, September 30, 2013	16,108,500	$1,611	$112,195	$(2,791)	$(117,599)	$(6,584)

The accompanying notes are an integral part of these condensed consolidated financial statements

MJP INTERNATIONAL LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Stated in US dollars
(A Development Stage Company)
For the periods ended September 30, 2013 and 2012; and the period from inception (July 19, 2010) to September 30, 2013

	Three months	Three months	Since July 19,
	ended	ended	2010 to
	September 30,	September 30,	September 30,
	2013	2012	2013
Operating activities
Net loss for the period	$(15,236)	$(2,585)	$(117,599)
Changes in non-cash working capital:			-
Trades receivable	(1,021)	713	(1,021)
Prepaid expenses	(1,458)	-	(1,458)
Inventory	(185)	(318)	(8,554)
Trade and other payables	(6,734)	6,803	15,188
Due to related parties	(2,914)	2,472	25,377
Net cash (used in) provided by operating activities	(27,548)	7,085	(88,067)
Financing activities
Cash acquired in reverse merger	-	-	229
Common stock issued	-	-	120,783
Net cash provided by financing activities	-	-	121,012
Effect of exchange rate changes on cash	5	(549)	(2,811)
Net cash increase (decrease) for period	(27,543)	6,536	30,134
Cash and cash equivalents, beginning of the period	57,677	614	-
Cash and cash equivalents, end of the period	$30,134	$7,150	$30,134

The accompanying notes are an integral part of these condensed consolidated financial statements

NOTE 1 – NATURE AND CONTINUANCE OF OPERATIONS

MJP International Ltd. (“MJP” or the “Corporation”) was incorporated in the state of Nevada, United States on October 24, 2012. On December 10, 2012, the Corporation acquired MJP Lighting Solutions Ltd. (“MJP BVI”) and MJP BVI’s wholly owned subsidiary, MJP Holdings Ltd. (“MJP Alberta”), by issuing 12,000,000 common stock in exchange for 100 percent of the outstanding common stock of MJP BVI (the “Transaction”). Although the Corporation was the legal acquirer, the transaction was accounted for as a recapitalization of MJP BVI in the form of a reverse merger, whereby MJP BVI becomes the accounting acquirer and was deemed to have retroactively adopted the capital structure of the Corporation. Accordingly, the accompanying consolidated financial statements reflect the historical consolidated financial statements of MJP BVI for all periods presented, and do not include the historical financial statements of the Corporation. All costs associated with the reverse merger transaction were expensed as incurred.

MJP BVI, a British Virgin Islands company, with its main office located in Hong Kong, was incorporated in October 31, 2012. MJP Alberta was incorporated on July 19, 2010 under the laws of the province of Alberta, Canada. MJP BVI operating through MJP Alberta specializes in the sale and distribution of LED lighting and technology solutions and is focused on the North American market. MJP Alberta has set up agency in Guangzhou, China in search of high quality products offered by reputable manufacturers to be introduced to Canada.

These interim financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Corporation and its subsidiaries will be able to meet its obligations and continue its operations for next fiscal year. Realization values may be substantially different from carrying values as shown and these consolidated financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Corporation be unable to continue as a going concern. At September 30, 2013, the Corporation had not yet achieved profitable operations and has accumulated losses of $120,390 since its inception. The Corporation expects to incur further losses in the development of its business, all of which casts substantial doubt about the Corporation’s ability to continue as a going concern. The Corporation’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management anticipates that additional funding will be in the form of equity financing from the sale of common stock. Management may also seek to obtain short-term loans from the directors of the Corporation. There are no current arrangements in place for equity funding or short-term loans.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies is presented to assist in understanding the financial statements. The financial statements and notes are the representations of the Corporation’s management, who is responsible for their integrity and objectivity. These consolidated financial statements have been prepared in accordance with the instructions to form 10-Q, and therefore, do not included all the information necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. These consolidated financial statements should be read in conjunction with the annual consolidated financial statement and footnotes thereto included in the Corporation’s filed form 10-K.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D.)

Basis of Presentation

The Corporation’s consolidated financial statements included herein are prepared under the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America. These consolidated financial statements include the Corporation’s wholly owned subsidiaries, MJP Lighting Solutions Ltd. and MJP Holdings Ltd., and 100 percent of its asset, liabilities and net income or loss. All inter-company accounts and transactions have been eliminated.

While the information presented in the accompanying interim three months consolidated financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operation and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. Operating results for the period ended September 30, 2013 are not necessarily indicative of the results that can be expected for the year ended June 30, 2014.

Recent Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-11 Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (ASC 2011-11). ASC 2011-11 requires that an entity disclosure information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. ASC 2011-11 is effective for annual and interim periods beginning on or after January 1, 2013. The Corporation has determined that ASC 2011-11 had no impact to the consolidated financial statements.

In March 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2013-05 Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (ASC 2013-05). ASC 2013-05 requires that when a reporting entity (parent) ceases to have a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity, the parent is required to apply the guidance in Subtopic 830-30 to release any related cumulative translation adjustment into net income. Accordingly, the cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. ASC 2013-05 is effective for annual and interim periods beginning after December 15, 2013. The Corporation is currently assessing the impact of ASC 2013-05 to the consolidated financial statements.

In July 2013, the FASB issued an accounting update, “Income Taxes: Presentation of an unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”. The update provides guidance on the financial statement presentation of an unrecognized tax benefit, as either a reduction of a deferred tax asset or as a liability, when a net operating loss carryforward, similar tax loss, or a tax credit carryforward exists. The update will be effective for interim and annual periods beginning after December 15, 2013 and may be applied on a retrospective basis. Early adoption is permitted. The Corporation is currently assessing the impact of the adoption of this update to the consolidated financial statements.

NOTE 3 – DUE TO RELATED PARTIES

During the period ended September 30, 2013, the Corporation incurred wages and related expense of $2,983 (2012 -$3,121) to an officer and shareholder of the Corporation. This amount equals 3 monthly payroll expenses at CAD 1,035 per month. Of this amount, $2,983 (June 30, 2013 - $4,691) is included in trade payables.

As at September 30, 2013, the Corporation was obligated to a shareholder for funds advanced to the Corporation for working capital. The advances are unsecured and no interest rate or payback schedule has been established.

NOTE 4 – COMMON STOCK

On October 31, 2012, the Corporation issued 150,000 common stock for a seed capital of $15 dollars.

On December 10, 2012, the Corporation issued 12,000,000 common stock in exchange for 100% of the outstanding common stock of MJP Lighting Solutions Ltd.

On December 20, 2012, the Corporation issued 3,958,500 common stock for gross proceeds of $120,679 ($118,755 CAD at $0.03 per share) by way of private placement.

As at September 30, 2013, there were no warrants or options outstanding (2012 – nil).

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology including “could”, “may”, “will”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential” and the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested in this report.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references “common shares” refer to the common shares in our capital stock.

As used in this quarterly report, the terms “we”, “us”, “our” and “our company”, mean MJP International Ltd. and our wholly owned subsidiaries, MJP Lightings Solutions Ltd. a British Virgin Islands corporation and MJP Holdings Ltd., an Alberta (Canada) corporation.

General Overview

Our company was incorporated in the State of Nevada on October 24, 2012. We are a development stage company; having entered into the development stage on October 24, 2012. Founded in Calgary, Canada, we aim to capitalize on new opportunities found in the North American market for LED lighting. With China as the manufacturing backbone of future LED products, we have set up office in Guangzhou, China in search of high quality products offered by reputable manufacturers to be introduced to Canada, the United States, and abroad. Our President and Chief Executive Officer, Chris Tong Tang spends more than 50% of his time in the Southern China region, including Guangzhou and Hong Kong. While there, he operates from our Guangzhou office. In addition to seeing suppliers and sourcing and inspecting products at factories, he is also actively seeking to develop a market for our products in that region.

Our executive offices are located at Suite 2806, 505 - 6th Street SW, Calgary, Alberta, Canada T2P 1X5. Our telephone number is (403) 237 – 8330.

Current Business

On December 17, 2012, we entered into a share exchange agreement with MJP Lighting Solutions Ltd. and the shareholders of MJP Lighting Solutions pursuant to which we acquired MJP Lighting Solutions and MJP Holdings Ltd., as our wholly owned subsidiaries. As a result of the acquisition, we issued 12,000,000 shares of common stock in exchange for 100 percent of the outstanding common shares of MJP Lighting Solutions and MJP Holdings.

MJP Lighting Solutions, a British Virgin Islands company, with its main office located in Hong Kong, was incorporated in October 31, 2012. MJP Lighting Solutions operated through its then wholly owned subsidiary, MJP Holdings, of Alberta, Canada. MJP Holdings was incorporated on July 19, 2010 under the laws of the province of Alberta, Canada. MJP Holdings specializes in the sale and distribution of LED lighting and technology solutions.

On January 1, 2012 we received a letter of authorization from Gysun Opto-Electronic Co. Ltd. pursuant to which we were designated as an authorized dealer in Canada for all LED products produced by Gysun Opto-Electronic. The letter of authorization entitles us to market and distribute products of Gysun Opto-Electronic in Canada. All purchase orders made by us are negotiated and determined on a case by case basis. The Letter of Authorization has no fixed term and is valid until revoked.

Products and Services

Light-Emitting Diodes (LEDs)

Light-emitting diode, commonly known as LED, is a solid-state semiconductor technology that is rapidly gaining momentum in the lighting industry. Early market for LEDs was driven by specific niche markets, mainly backlighting, that optimized on the products’ coloured light and small package size. From backlighting, the product slowly made inroads into the automotive industry. Today, the focus of the industry has largely been shifted towards general lighting. LED applications are evolving quickly into viable sources for general illumination as they promise many benefits over conventional lighting. Within the past few years, LED technology has improved significantly with respect to brightness, energy efficiency, and colour quality and consistency. Branded as a disruptive technology, LED has played a tremendous role in revolutionizing the lighting industry. LEDs have the following attributes:

  Efficiency. LEDs have exceptionally high theoretical energy efficiency. They can produce much higher lumen per watt than conventional technologies, thus providing energy savings up to 50 to 70 percent.
  Lifespan. The materials used in making LEDs are inherently stable. High quality LEDs may last for 50,000 to 100,000 hours or more. Unlike conventional lighting technologies, lifespan of an LED is unaffected by rapid cycling, its lifespan actually increases when the average current flowing through it is reduced.
  Controllability. LEDs have superior control over light colour, intensity, and direction. Newer white LEDs bring the potential to illuminate public spaces, homes and offices with light that mimics daylight. The controllability of LED- generated light enables intelligent light systems, making them better suited to smart controls than any previous light technology.
  Durability. LEDs are extremely durable; and are resistant to vibration, mechanical stress, and extreme weather conditions whereby conventional lighting solutions are at a disadvantage.
  Environmentally Friendly. LEDs do not contain toxic materials such as mercury, a necessary component of fluorescent bulbs.

Today’s LEDs boast many benefits over conventional technologies. In addition to the many objective advantages mentioned above, they also provide social benefits that play an important role in enhancing human emotions, motivation, abilities, health, and perception of public safety.

MJP International’s LED Products

MJP, through our Canadian subsidiary, MJP Holdings Ltd., currently sells LED products in Canada primarily to retail clients (end users) or through agents. To date, the majority of our products sold in Canada have been sold through two independent agents, ECCOS Lifestyle Ltd. and PSL Enterprises Ltd., both of Calgary, Alberta. In June, 2013, through our wholly owned British Virgin Island subsidiary, MJP Lighting Solutions Ltd., we made a sale to an end user in Hong Kong. MJP has established relationships with and has purchased most of our products from two suppliers in Southern China, Gysun Opto-Electronic Co. Ltd. and Odin Optoelectronics Technology Co., Limited. To date, our sales have consisted primarily of LED tube lights, LED par (parabolic aluminized reflector) lamps for spot lights, and LED down lights. These products, which are certified for sale in North America with UL® (Underwriters Laboratories) or CSA® (Canadian Standards Association) certifications are described in more details below. All of these products have numerous applications in both commercial and residential structures and offer a number of benefits over both incandescent and fluorescent lighting products.

Par Series

The LED Par Series bulb is a replacement bulb for traditional Par 30/38 lamps, where typically halogen bulbs are used. Diameter and length are identical to traditional lighting products; however, the mid section is wider to allow necessary thermal management. Normally this difference is accommodated by the standard fixtures. The LED bulb is available with either a spot or wide beam lens and can be used in recessed, track and pendant lighting. Traditionally, the Par light series has two product alternatives: halogen lamps and compact fluorescent lamps (CFLs). LED Par Series are superior in many ways over these two product alternatives. Both the halogen and CFL bulbs operate at higher wattages resulting in higher yearly power consumption and heat emissions. Furthermore, halogen and CFL lighting products are also deficient in luminosity (light intensity) and longevity.

Down Light

The LED Down Light Series is a complete lighting fixture with bulb and installation housing. The model has three variations: recessed, narrow spot, and wide beam; allowing for a wide range of applications. The LED Down Light Series’ lack of heat output and spot capabilities make this product ideal for display lighting. However the fixtures can also be used in any commercial office space or residential dwelling.

The Down light series bulb is superior in many ways over the halogen and CFL lighting products. However, a feature that truly sets the LED Down light product apart from its alternatives is that the bulb is available in both a wide and narrow beam model; allowing the product a greater amount of versatility over alternative lighting products.

Tube Series

The LED tube series products are designed to replace fluorescent lamps and fit into existing light fixtures. The new LED lighting products are easy to install and require only some minor wiring adjustments, which includes removing the now obsolete ballasts. As well, the LED Tube series pins can be configured for horizontal or vertical lighting and are available in either clear or frosted lenses.

The LED Tube series contains many advantages over traditional fluorescent tube lighting. Overall product performance is far superior; they are capable of starting at much colder temperatures, and do not flicker or hum like traditional fluorescent tubes tend to do. Quality of light is also much better, and both wattage and yearly power consumption is much lower. LED Tube Series products also do not require a ballast like traditional fluorescent tubes do, and last significantly longer resulting in a substantial decrease in installation and maintenance costs.

Results of Operations

Operating Expenses

Our operating expenses for the three month period ended September 30, 2013 and 2012 and for the period from July 19, 2010 (inception) to September 30, 2013 are outlined in the table below:

			Cumulative
			From
	Three	Three	July 19,
	Months	Months	2010
	Ended	Ended	(Inception) to
	September 30,	September 30,	September 30,
	2013	2012	2013
Revenues	$2,749	$9,833	$89,349
Operating Expenses	$16,836	$3,325	$141,678
Net Loss	$(15,231)	$(3,134)	$(120,390)

Revenues

We earned revenues of $2,749 for the three month period ended September 30, 2013 compared to $9,833 for the three month period ended September 30, 2012 for a decrease of approximately 72%. The decrease in sales is primarily due to increase in competition as more and more sellers entering the market in fiscal 2013. As well, there was a large order during the year ended 2012. Our gross profit for three month period ended September 30, 2013 was $1,600 compared to $740 for the three month period ended September 30, 2012 for a increase of approximately 116% due to lower sales revenues and lower cost of goods sold.

Operating Expenses

Our consolidated expenses for the three month periods ended September 30, 2013 and September 30, 2012:

	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
	2013	2012
Salaries and Wages	$2,983	$3,121
General and administrative expenses	$13,061	$204
Management fees	$-	$-
Professional fees	$792	$-
Total Expenses	$16,836	$3,325

Our general and administrative expenses include rent, telephone and internet services, banking changes and miscellaneous office supply costs. Our professional fees include legal and accounting fees. The increase in expenses for the three month period ended September 30, 2013 is primarily due to the increase of expenses due to the our registration filing.

Earnings after Taxes

The net loss for the three month period ended September 30, 2013 was $15,236 compared to a net loss of $2,585 earned during the three month period ended September 30, 2012. The loss for the three month period ended September 30, 2013 is primarily due to the increase of expenses due to the our registration filing.

Liquidity and Capital Resources

	At	At
	September 30,	June 30
	2013	2013
Current Assets	$41,167	$66,046
Current Liabilities	$47,751	$57,399
Working Capital (Deficit)	$(6,584)	$8,647

As at September 30, 2013, we were obligated to related parties, Tong Tang, our president, chief executive officer and director, for $21,399 in funds advanced to us for working capital. The advances are unsecured and no interest rate or payback schedule has been established.

At September 30, 2013, our company had a cash balance and total assets of $30,134 and $41,167 compared with cash balance and total assets of $57,677 and $66,046 as at June 30, 2013. The decrease in cash and total assets were attributed primarily to the increase of expenses due to the our registration filing.

As at September 30, 2013, our company had total liabilities of $47,751 compared with $57,399 as at June 30, 2013. The decrease was attributed to decrease of accounts payable and payroll payable.

As at September 30, 2013, our company had a working deficit of $6,584 compared with a working capital of $8,647 as at June 30, 2013.

	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
	2013	2012
Net Cash Provided by (Used in) Operating Activities	$(27,548)	$7085
Net Cash Provided by Financing Activities	$-	$-
Net Cash Provided by (Used In) Investing Activities	$-	$-
Net Increase (Decrease) In Cash During The Period	$(27543)	$6,536

Cash Flow from Operating Activities

During the three months ended September 30, 2013, our company used $27,548 of cash for operating activities compared with received of $7,085 during the three months ended September 30, 2012. The increase in the use of cash for operating activities was primarily due to the increase of expenses due to the our registration filing.

Cash Flow from Financing Activities

None.

Cash Flow from Investing Activities

None.

Going Concern

We incurred a cumulative net loss of $120,390 during the period from inception, July 19, 2010, to September 30, 2013. We have commenced limited operations, raising substantial doubt about our ability to continue as a going concern. We will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance that we will be successful in accomplishing our objectives.

Our ability to continue as a going concern is dependent on additional sources of capital and the success of our plan. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

Estimated Expenses

Our expenses for the twelve month period beginning from October 1, 2013 are estimated to be approximately $85,000. With our working capital of -$6,584 as at September 30, 2013, we will need to raise additional capital to cover our expenses for this twelve month period beginning from October 1, 2013. We plan to raise additional funding either from new share issuance or from loans from shareholders.

Estimated Expenses For the Twelve Month Period Beginning October 1, 2013

General, Administrative, and Corporate Expenses	$65,000
Operating Expenses	$20,000
Total	$85,000

At present, our cash requirements for the next 12 months (beginning October 1, 2013) outweigh the funds available to maintain or develop our business. Of the $85,000 that we require for the next 12 months, we have approximately $30,134 in cash as of September 30, 2013 and a working capital of -$6,584. In order to improve our liquidity, we plan to pursue additional equity financing from private investors or possibly a registered public offering. We do not currently have any definitive arrangements in place for the completion of any further private placement financings and there is no assurance that we will be successful in completing any further private placement financings. If we are unable to achieve the necessary additional financing, then we plan to reduce the amounts that we spend on our business activities and administrative expenses in order to be within the amount of capital resources that are available to us.

We have not investigated the availability of commercial loans or other debt financing to supplement or meet our cash requirements. In the uncertain event that any such debt financing alternatives were available to us on acceptable terms, they would increase our liabilities and future cash commitments.

If we are able to raise the required funds to fully implement our business plan, we plan to implement the business actions in the order provided below. If we are not able to raise all required funds, we will prioritize our corporate activities as chronologically as follows:

October 1, 2013 to March 2014:

  Design our website.
  Design marketing materials.
  Participate at trade shows.
  Market our services to our various contacts.
  Complete certain asset purchases.
  Establish a partnership or strategic relationship with other distribution companies.
  Hire personnel to sell and market our product.

Future Financings

We will continue to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund our operations and other activities.

Critical Accounting Policies

This summary of significant accounting policies is presented to assist in understanding the financial statements. The financial statements and notes are the representations of the Corporation’s management, who is responsible for their integrity and objectivity. The consolidated financial statements have been prepared in accordance with the instructions to form 10-Q, and therefore, do not included all the information necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. The Corporation's significant accounting policies are more fully described in Note 3 to the audited consolidated financial statements contained in the Corporation's Annual Report on Form 10-K for the year ended June 30, 2013. There were no material changes to the Corporation's significant accounting policies or the estimates made pursuant to those policies during the most recent quarter.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer (our principal executive officer, principal financial officer and principle accounting officer) to allow for timely decisions regarding required disclosure.

As of the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer (our principal executive officer, principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer (our principal executive officer, principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report.

Changes in Internal Control

During the period covered by this report there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 1A.	Risk Factors

As a “smaller reporting company” we are not required to provide the information required by this Item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit	Description
Number
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1 filed on April 26, 2013).
3.2	Bylaws (incorporated by reference to our Registration Statement on Form S-1 filed on April 26, 2013).
(10)	Material Contracts
10.1	Letter of Authorization with Gysun Opto-Electronic Co. Ltd. (incorporated by reference to our Registration Statement on Form S-1 filed on April 26, 2013).
(21)	Subsidiaries of Registrant
21.1

MJP Lightings Solutions Ltd. a British Virgin Islands corporation (wholly owned)
MJP Holdings Ltd., an Alberta, Canada corporation (wholly owned)
(incorporated by reference to our Registration Statement on Form S-1/A filed on July 24, 2013)

(31)	Rule 13a-14(a)/15d-14(a) Certification
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
101**	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**

Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MJP INTERNATIONAL LTD.

Dated: November 14, 2013	By:	/s/ Chris Tong Tang
Chris Tong Tang
President, Chief Executive Officer and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)