Form 10-Q/A
period 2013-09-30
MJP INTERNATIONAL LTD.
filed 2013-12-09
CIK 1575420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A
Amendment No. 1

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

Explanatory Note:  This amendment is filed solely to include financial statement information in the XBRL interactive data format.

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

MJP INTERNATIONAL LTD.

Dated: December 9, 2013	By:	/s/ Chris Tong Tang
Chris Tong Tang
President, Chief Executive Officer and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)