Form 10-Q
period 2013-12-31
MJP INTERNATIONAL LTD.
filed 2014-02-03
CIK 1575420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

or

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________________ to _____________________________

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
16,108,500 common shares issued and outstanding as of January 29, 2014.

PART I - FINANCIAL INFORMATION

Item 1.                 Financial Statements

Our unaudited condensed interim consolidated financial statements for the three and six month periods ended December 31, 2013 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

MJP International Ltd.
CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS
Stated in US Dollars
(A Development Stage Company)
As at

	December 31,	June 30,
	2013	2013
	(unaudited)	(audited)

ASSETS
Current
Cash and cash equivalents	$7,137	$57,677
Inventory	8,271	8,369
Total Assets	$15,408	$66,046
LIABILITIES
Current
Trades and other payable	$7,895	$23,791
Due to related parties (Note 3)	39,082	33,608
Total Liabilities	46,977	57,399
STOCKHOLDERS' EQUITY
Common shares
Authorized
100,000,000 common stock, voting, par value $.0001 each
Issued
16,108,500 (June 30, 2013 – 16,108,500) common stock	1,611	1,611
Additional paid in capital	112,195	112,195
Deficit accumulated during the development stage	(143,004)	(102,363)
Accumulated other comprehensive loss	(2,371)	(2,796)
Total Stockholders' Equity (Deficiency)	(31,569)	8,647
Total Liabilities and Stockholders' Equity	$15,408	$66,046
Going Concern (Note 1)

The accompanying notes are an integral part of these condensed interim consolidated financial statements
4

MJP International Ltd.
CONDENSED INTERIM CONSOLIDATED STATEMENT OF OPERATIONS
Stated in US Dollars
(A Development Stage Company)
For the three and six months ended December 31, 2013 and 2012 and the period from inception (July 19, 2010) to December 31, 2013

	Three	Three	Six	Six
	months	months	months	months	July 19,
	ended	ended	ended	ended	2010 to
	December	December	December	December	December
	31, 2013	31, 2012	31, 2013	31, 2012	31, 2013

Revenue	$1,024	$3,303	$3,773	$13,136	$90,373
Cost of goods sold	-	(3,044)	(1,139)	(12,137)	(63,925)
Gross profit	1,024	259	2,634	999	26,448

Expenses
General & administration	12,874	1,822	25,935	2,026	57,550
Professional fees	10,633	706	11,425	706	60,686
Wages & salaries	2,932	3,108	5,915	6,229	49,881
	(26,439)	(5,636)	(43,275)	(8,961)	(168,117)
Net loss before income tax	(25,415)	(5,377)	(40,641)	(7,962)	(141,669)
Income tax expense	-	-	-	-	1,335
Net loss	(25,415)	(5,377)	(40,641)	(7,962)	(143,004)
Other comprehensive income
Foreign currency adjustment	430	(1,172)	425	(1,721)	(3,371)
Comprehensive loss	$(24,985)	$(6,549)	$(40,216)	$(9,683)	$(146,375)

Basic and diluted (loss) income loss per stock	$(0.002)	$(0.001)	$(0.003)	$(0.001)	$-

Weighted average number of shares outstanding	16,108,500	12,000,000	16,108,500	12,253,769	-

The accompanying notes are an integral part of these condensed interim consolidated financial statements
5

MJP International Ltd.
CONDENSED INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Stated in US Dollars
(A Development Stage Company)

	Common stock
				Accumulated
			Additional	Other
			Paid in	Comprehensive
	Shares	Amount	Capital	Loss	Deficit	Total
Balance July 19, 2010	12,000,000	$1,200	$(1,096)	$-	$-	$104
Net income for the period	-	-	-	-	(17,693)	(17,693)
Other comprehensive income for the period	-	-	-	(684)	-	(684)
Balance June 30, 2011	12,000,000	$1,200	$(1,096)	$(684)	$(17,693)	$(18,273)
Net income for the year	-	-	-	-	2,863	2,863
Other comprehensive income for the year	-	-	-	936	-	936
Balance June 30, 2012	12,000,000	$1,200	$(1,096)	$252	$(14,830)	$(14,474)
Recapitalization	150,000	15	(6,992)	-	-	(6,977)
Stock issued for private placement	3,958,500	396	120,283	-	-	120,679
Net loss for the year	-	-	-	-	(87,533)	(87,533)
Other comprehensive loss for the year	-	-	-	(3,048)	-	(3,048)
Balance June 30, 2013	16,108,500	$1,611	$112,195	$(2,796)	$(102,363)	$8,647
Net loss for the period	-	-	-	-	(40,641)	(40,641)
Other comprehensive loss for the period	-	-	-	425	-	425
Balance December 31, 2013	16,108,500	$1,611	$112,195	$(2,371)	$(143,004)	$(31,569)

The accompanying notes are an integral part of these condensed interim consolidated financial statements
6

MJP International Ltd.
CONDENSED INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Six months	Six months	July 19, 2010
	ended	ended	to
	December	December	December 31,
	31, 2013	31, 2012	2013

Operating activities
Net loss for period	$(40,641)	$(7,962)	$(143,004)
Changes in non-cash working capital:
Trades receivable	-	85	-
Inventory	98	(215)	(8,271)
Trades and other payables	(15,896)	(14,553)	6,026
Due to related parties	5,474	14,009	33,765
Net cash used in operating activities	(50,965)	(8,636)	(111,484)
Financing activities
Cash from acquisition	-	382	382
Common stock issued	-	120,694	120,694
Net cash provided by financing activities	-	121,076	121,076
Effect of exchange rate changes on cash	425	(1,909)	(2,455)
Net cash increase (decrease) for period	(50,540)	110,531	7,137
Cash and cash equivalents, beginning of the period	57,677	614	-

Cash and cash equivalents, end of the period	$7,137	$111,145	$7,137

The accompanying notes are an integral part of these condensed interim consolidated financial statements
7

MJP INTERNATIONAL LTD.
NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – NATURE AND CONTINUANCE OF OPERATIONS

MJP International Ltd. (“MJP” or the “Corporation”) was incorporated in the state of Nevada, United States on October 24, 2012. On December 10, 2012, the Corporation acquired MJP Lighting Solutions Ltd. (“MJP BVI”) and MJP BVI’s wholly owned subsidiary, MJP Holdings Ltd. (“MJP Alberta”) by issuing 12,000,000 common stock in exchange for 100 percent of the outstanding common stock of MJP BVI (the “Transaction”). Although the Corporation was the legal acquirer, the transaction was accounted for as a recapitalization of MJP BVI in the form of a reverse merger, whereby MNP BVI becomes the accounting acquirer and was deemed to have retroactively adopted the capital structure of the Corporation. Accordingly, the accompanying consolidated financial statements reflect the historical consolidated financial statements of MNP BVI for all period presented, and do not include the historical financial statements of the Corporation. All costs associated with the reverse merger transaction were expensed as incurred.

MJP BVI, a British Virgin Islands company, with its main office located in Hong Kong, was incorporated on October 31, 2012. MJP Alberta was incorporated on July 19, 2010 under the laws of the province of Alberta, Canada. MJP BVI operating through MJP Alberta specializes in the sale and distribution of LED lighting and technology solutions and is focused on the North American market. MJP Alberta has set up an agency in Guangzhou, China in search of high quality products offered by reputable manufacturers to be introduced to Canada.

These interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Corporation and its subsidiaries will be able to meet its obligations and continue its operations for next fiscal year. Realization values may be substantially different from carrying values as shown and these interim consolidated financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Corporation be unable to continue as a going concern. At December 31, 2013, the Corporation had not yet achieved profitable operations and has accumulated losses of $143,004 since its inception. The Corporation expects to incur further losses in the development of its business, all of which casts substantial doubt about the Corporation’s ability to continue as a going concern. The Corporation’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management anticipates that additional funding will be in the form of equity financing from the sale of common stock. Management may also seek to obtain short-term loans from the directors of the Corporation. There are no current arrangements in place for equity funding or short-term loans.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies is presented to assist in understanding the interim consolidated financial statements. The interim consolidated financial statements and notes are the representations of the Corporation’s management, who is responsible for their integrity and objectivity. The interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q, and therefore do not include all the information necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. These interim consolidated financial statements should be read in conjunction with the annual consolidated financial statement and footnotes thereto included in the Corporation’s filed Form 10-K.

8

MJP INTERNATIONAL LTD.
NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basis of Presentation

The Corporation’s interim consolidated financial statements included herein are prepared under the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America. These interim consolidated financial statements include the Corporation’s wholly owned subsidiaries MJP Lighting Solutions Ltd. and MJP Holdings Ltd. and 100 percent of its assets, liabilities and net income or loss. All inter-company accounts and transactions have been eliminated.

While the information presented in the accompanying interim three months consolidated financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operation and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. Operating results for the period ended December 31, 2013 are not necessarily indicative of the results that can be expected for the year ended June 30, 2014.

Recent Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-11 Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (ASU 2011-11). ASU 2011-11 require that an entity disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. ASC 2011-11 is effective for annual and interim periods beginning on or after January 1, 2013. The Corporation adopted this standard effective July 1, 2013 and the adoption had no impact to the interim consolidated financial statements.

In March 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2013-05 Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Group of Assets within a Foreign Entity or of an Investment in a Foreign Entity (ASC 2013-05). ASC 2013-05 requires that when a reporting entity (parent) ceases to have a controlling financial interest in a subsidiary or group of assets that is a non-profit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity, the parent is required to apply the guidance in Subtopic 830-30 to release any related cumulative translation adjustment into net income. Accordingly, the cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. ASC 2013-05 is effective for annual and interim periods beginning after December 15, 2013. The Corporation is currently assessing the impact of ASC 2013-05 to the consolidated financial statements.

In July 2013, the FASB issued an accounting update: Income Taxes: Presentation of an unrecognized Tax Benefit When a Net operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carry Forward Exists”. The update provides guidance on the financial statement presentation of a unrecognized tax benefit, as either a reduction of a deferred tax asset or as a liability, when a net operating loss carry forward, similar tax loss, or a tax credit carry forward exists. The update will be effective for interim and annual periods beginning after December 15, 2013 and may be applied on a retrospective basis. Early adoption is permitted. The Corporation is currently assessing the impact of the adoption of this update to the consolidated financial statements.

9

MJP INTERNATIONAL LTD.
NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – DUE TO RELATED PARTIES

During the period ended December 31, 2013, the Corporation incurred wages and related expense of $2,932 (2012 - $3,108) to an officer and shareholder of the Corporation. These accounts equals 3 monthly payroll expenses at CAD 1,035 per month for the periods ended December 31, 2013 and 2012, respectively. Of this amount, $2,932 (June 30, 2013 - $4,691) is included in trade and other payables.

As at December 31, 2013 the Corporation was obligated to a shareholder for funds advanced to the Corporation for working capital. The advances are unsecured and no interest rate or payback schedule has been established.

NOTE 4 – CAPITAL STOCK

As at December 31, 2013 there were no warrants or options outstanding (2012 - $nil).

10

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

MJP International’s LED Products

Through our Canadian subsidiary, MJP Holdings Ltd., we currently sell LED products in Canada primarily to retail clients (end users) or through agents. To date, the majority of our products sold in Canada have been sold through two independent agents, ECCOS Lifestyle Ltd. and PSL Enterprises Ltd., both of Calgary, Alberta. In June, 2013, through our wholly owned British Virgin Island subsidiary, MJP Lighting Solutions Ltd., we made a sale to an end user in Hong Kong. Our company has established relationships with and has purchased most of our products from two suppliers in Southern China, Gysun Opto-Electronic Co. Ltd. and Odin Optoelectronics Technology Co., Limited. To date, our sales have consisted primarily of LED tube lights, LED par (parabolic aluminized reflector) lamps for spot lights, and LED down lights. These products, which are certified for sale in North America with UL® (Underwriters Laboratories) or CSA® (Canadian Standards Association) certifications are described in more detail below. All of these products have numerous applications in both commercial and residential structures and offer a number of benefits over both incandescent and fluorescent lighting products.

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

Results of Operations

Operating Expenses

Our operating expenses for the three and six month periods ended December 31, 2013 and 2012 and for the period from July 19, 2010 (inception) to December 31, 2013 are outlined in the table below:

									Cumulative
									From
		Three		Three		Six		Six	July 19,
		Months		Months		Months		Months	2010
		Ended		Ended		Ended		Ended	(Inception) to
		December 31,		December 31,		December 31,		December 31,	December 31,
		2013		2012		2013		2012	2013
Revenues		$1,024		$3,303		$3,773		$13,136	$90,373
Cost of Goods Sold	$	Nil		$(3,044)		$(1,139)		$(12,137)	$(63,925)
Operating Expenses		$(26,439)		$(5,636)		$(43,275)		$(8,961)	$(168,117)
Income Tax Expense	$	Nil	$	Nil	$	Nil	$	Nil	$(1,335)
Net Loss		$(25,415)		$(5,377)		$(40,641)		$(7,962)	$(143,004)

Revenues

We earned revenues of $1,024 for the three month period ended December 31, 2013 compared to $3,303 for the three month period ended December 31, 2012 for a decrease of approximately 69%. The decrease in sales for the three month period ended December 31, 2013 is primarily due to increases in competition as more and more sellers entering the market in fiscal 2013. As well, there was a large order during the year ended 2012. Our gross profit for three month period ended December 31, 2013 was $1,024 compared to $259 for the three month period ended December 31, 2012 for an increase of approximately 295% due to lower cost of goods sold.

We earned revenues of $3,773 for the six month period ended December 31, 2013 compared to $13,136 for the six month period ended December 31, 2012 for a decrease of approximately 71%. The decrease in sales for the six month period ended December 31, 2013 is primarily due to increases in competition as more and more sellers entering the market in fiscal 2013. As well, there was a large order during the year ended 2012. Our gross profit for six month period ended December 31, 2013 was $2,634 compared to $999 for the six month period ended December 31, 2012 for an increase of approximately 164% due to lower cost of goods sold.

Operating Expenses

Our consolidated expenses for the three month periods ended December 31, 2013 and December 31, 2012:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,
	2013	2012	2013	2012
General and administrative expenses	$12,874	$1,822	$25,935	$2,026
Professional fees	$10,633	$706	$11,425	$706
Salaries and wages	$2,932	$3,108	$5,915	$6,229
Total Expenses	$26,439	$5,636	$43,275	$8,961

Our general and administrative expenses include rent, telephone and internet services, banking changes and miscellaneous office supply costs. Our professional fees include legal and accounting fees. The increase in expenses for the three month period ended December 31, 2013 is primarily due to increases in general and administrative expenses and professional fees.

The increase in expenses for the six month period ended December 31, 2013 is primarily due to increases in general and administrative expenses and professional fees.

Earnings after Taxes

The net loss for the three month period ended December 31, 2013 was $25,415 compared to a net loss of $5,377 during the three month period ended December 31, 2012. The loss for the three month period ended December 31, 2013 is primarily due to increases in general and administrative expenses and professional fees offset by lower revenues.

The net loss for the six month period ended December 31, 2013 was $40,641 compared to a net loss of $8,961 during the six month period ended December 31, 2012. The loss for the six month period ended December 31, 2013 is primarily due to increases in general and administrative expenses and professional fees offset by lower revenues.

Liquidity and Capital Resources

	At	At
	December 31,	June 30
	2013	2013
Current Assets	$15,408	$66,046
Current Liabilities	$46,977	$57,399
Working Capital (Deficit)	$(31,569)	$8,647

As at December 31, 2013, we were obligated to related parties, Tong Tang, our president, chief executive officer and director and a shareholder, for $39,082 in funds advanced to us for working capital. The advances are unsecured and no interest rate or payback schedule has been established.

At December 31, 2013, our company had a cash balance and total assets of $7,137 and $15,408 compared with cash balance and total assets of $57,677 and $66,046 as at June 30, 2013. The decrease in cash and total assets were attributed primarily to increases in general and administrative expenses and professional fees.

As at December 31, 2013, our company had total liabilities of $46,977 compared with $57,399 as at June 30, 2013. The decrease was attributed to decrease in trade and other payables.

As at December 31, 2013, our company had a working deficit of $31,569 compared with a working capital of $8,647 as at June 30, 2013.

		Six Months		Six Months
		Ended		Ended
		December 31,		December 31,
		2013		2012
Net Cash Provided by (Used in) Operating Activities		$(50,965)		$(8,636)
Net Cash Provided by Financing Activities	$	Nil		$121,076
Net Cash Provided by (Used In) Investing Activities	$	Nil	$	Nil
Net Increase (Decrease) In Cash During The Period		$(50,540)		$110,531

Cash Flow from Operating Activities

During the six months ended December 31, 2013, our company used $50,965 of cash for operating activities compared with $8,636 used during the six months ended December 31, 2012. The decrease in the use of cash for operating activities was primarily due to increases in trades and other payables and an increase in net loss.

Cash Flow from Financing Activities

During the six months ended December 31, 2013, our company received $Nil of cash for financing activities compared with $121,076 received during the six months ended December 31, 2012. The decrease in the cash for financing activities was primarily due to lack of cash received from acquisition and issuance of our common stock.

Cash Flow from Investing Activities

We have not engaged in any investing activities since inception.

Going Concern

We incurred a cumulative net loss of $143,004 during the period from inception, July 19, 2010, to December 31, 2013. We have commenced limited operations, raising substantial doubt about our ability to continue as a going concern. We will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance that we will be successful in accomplishing our objectives.

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

Estimated Expenses

Our expenses for the twelve month period beginning from January 1, 2014 are estimated to be approximately $85,000. With our working capital of $40,641 as at December 31, 2013, we will need to raise additional capital to cover our expenses for this twelve month period beginning from January 1, 2014. We plan to raise additional funding either from new share issuance or from loans from shareholders.

Estimated Expenses For the Twelve Month Period Beginning January 1, 2014

General, Administrative, and Corporate Expenses	$65,000
Operating Expenses	$20,000
Total	$85,000

At present, our cash requirements for the next 12 months (beginning January 1, 2014) outweigh the funds available to maintain or develop our business. Of the $85,000 that we require for the next 12 months, we have approximately $7,137 in cash as of December 31, 2013 and a working capital deficit of $31,569. In order to improve our liquidity, we plan to pursue additional equity financing from private investors or possibly a registered public offering. We do not currently have any definitive arrangements in place for the completion of any further private placement financings and there is no assurance that we will be successful in completing any further private placement financings. If we are unable to achieve the necessary additional financing, then we plan to reduce the amounts that we spend on our business activities and administrative expenses in order to be within the amount of capital resources that are available to us.

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

January 1, 2014 to December 31, 2014:

  Design our website.
  Design marketing materials.
  Participate at trade shows.
  Market our services to our various contacts.
  Establish a partnership or strategic relationship with other distribution companies.

Future Financings

We will continue to rely on equity sales of our common shares and funding from directors and shareholders in order to continue to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund our operations and other activities.

Critical Accounting Policies

This summary of significant accounting policies is presented to assist in understanding the interim consolidated financial statements. The interim consolidated financial statements and notes are the representations of our company’s management, who is responsible for their integrity and objectivity. The interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q, and therefore do not include all the information necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. The interim consolidated financial statements should be read in conjunction with the annual consolidated financial statement and footnotes thereto included in our company’s filed Form 10-K for the year ended June 30, 2013. There were no material changes to our company's significant accounting policies or the estimates made pursuant to those policies during the most recent quarter.

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

MJP INTERNATIONAL LTD.

Dated: February 3, 2014	By:	/s/ Chris Tong Tang
Chris Tong Tang
President, Chief Executive Officer and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)