Form 10-Q
period 2014-03-31
MJP INTERNATIONAL LTD.
filed 2014-05-12
CIK 1575420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________________ to __________________________

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
[X] YES      [   ] NO

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
16,108,500 common shares issued and outstanding as of May 8, 2014.

PART I - FINANCIAL INFORMATION

Item 1.              Financial Statements

Our unaudited condensed interim consolidated financial statements for the three and nine month periods ended March 31, 2014 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

MJP International Ltd.
CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS
Stated in US Dollars
(A Development Stage Company)

	March 31,	June 30,
	2014	2013
	(Unaudited)	(Audited)
ASSETS
Current
Cash and cash equivalents	$2,005	$57,677
Inventory	3,624	8,369
Total Assets	$5,629	$66,046
LIABILITIES
Current
Trades and other payables	$9,178	$23,791
Due to related parties (Note 3)	46,382	33,608
Total Liabilities	55,560	57,399
STOCKHOLDERS' EQUITY (DEFICIENCY)
Common stock
Authorized 100,000,000 common stock, voting, par value $0.0001 each Issued 16,108,500 (June 30, 2013 - 16,108,500) common stock (Note 4)	1,611	1,611
Additional paid in capital (Note 4)	112,195	112,195

Deficit accumulated during the development stage	(162,780)	(102,363)
Accumulated other comprehensive loss	(957)	(2,796)
Total Stockholders' Equity (Deficiency)	(49,931)	8,647
Total Liabilities and Stockholders' Equity	$5,629	$66,046
Going Concern (Note 1)

The accompanying notes are an integral part of these condensed interim consolidated financial statements

MJP International Ltd.
CONDENSED INTERIM CONSOLIDATED STATEMENT OF OPERATIONS
Stated in US Dollars
(A Development Stage Company)
For the three and nine months ended March 31, 2014 and 2013;
and the period from inception (July 19, 2010) to March 31, 2014
(Unaudited)

	Three months	Three months	Nine months	Nine months	Since July 19,
	ended	ended	ended	ended	2010
	March 31,	March 31,	March 31,	March 31,	to March 31,
	2014	2013	2014	2013	2014
Revenue	$1,924	$8,514	$5,697	$21,650	$92,297
Cost of goods sold	(4,489)	(7,847)	(5,628)	(19,984)	(68,414)
Gross profit	(2,565)	667	69	1,666	23,883
Expenses
General & administration	10,552	15,398	36,487	17,608	68,102
Professional fees	3,818	4,309	15,243	11,934	64,504
Wages & salaries	2,841	3,086	8,756	9,315	52,722
	(17,211)	(22,793)	(60,486)	(38,857)	(185,328)
Net loss before income tax	(19,776)	(22,126)	(60,417)	(37,191)	(161,445)
Income tax expense	-	-	-	-	1,335
Net loss	(19,776)	(22,126)	(60,417)	(37,191)	(162,780)
Other comprehensive income (loss)
Foreign currency adjustment	1,414	(1,426)	1,839	(3,126)	(1,957)

Comprehensive loss	$(18,362)	$(23,552)	$(58,578)	$(40,317)	$(164,737)
Basic and diluted (loss) income per stock	$(0.001)	$(0.001)	$(0.004)	$(0.003)
Weighted average number of shares outstanding	16,108,500	16,108,500	16,108,500	14,758,003

The accompanying notes are an integral part of these condensed interim consolidated financial statements

MJP International Ltd.
CONDENSED INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Stated in US Dollars
(A Development Stage Company)

	Common Stock			Accumulated
			Additional	Other
			Paid in	Comprehensive
	Shares	Amount	Capital	Income (Loss)	Deficit	Total

Balance, July 19, 2010	12,000,000	$1,200	$(1,096)	$-	$-	$104
Net income for the period	-	-	-	-	(17,693)	(17,693)
Other comprehensive income for the period	-	-	-	(684)	-	(684)
Balance, June 30, 2011	12,000,000	$1,200	$(1,096)	$(684)	$(17,693)	$(18,273)
Net income for the year	-	-	-	-	2,863	2,863
Other comprehensive income for the year	-	-	-	936	-	936
Balance, June 30, 2012	12,000,000	$1,200	$(1,096)	$252	$(14,830)	$(14,474)
Recapitalization	150,000	15	(6,992)	-	-	(6,977)
Stock issued for private placement	3,958,500	396	120,283	-	-	120,679
Net loss for the year	-	-	-	-	(87,533)	(87,533)
Other comprehensive loss for the year	-	-	-	(3,048)	-	(3,048)
Balance, June 30, 2013	16,108,500	$1,611	$112,195	$(2,796)	$(102,363)	$8,647
Net loss for the period	-	-	-	-	(60,417)	(60,417)
Other comprehensive income for the period	-	-	-	1,839	-	1,839
Balance, March 31, 2014	16,108,500	$1,611	$112,195	$(957)	$(162,780)	$(49,931)

The accompanying notes are an integral part of these condensed interim consolidated financial statements

MJP International Ltd.
CONDENSED INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
Stated in US Dollars
(A Development Stage Company)
For the three and nine months ended March 31, 2014 and 2013;
and the period from inception (July 19, 2010) to March 31, 2014
(Unaudited)

	Nine months	Nine months	Since July 19,
	ended	ended	2010 to
	March 31,	March 31,	March 31,
	2014	2013	2014
Operating activities
Net loss for the period	$(60,417)	$(37,191)	$(162,780)
Changes in non-cash working capital:
Trades receivable	-	338	-
Inventory	4,745	182	(3,624)
Trade and other payables	(14,613)	(14,007)	7,309
Due to related parties	12,774	14,406	41,065
Net cash used in operating activities	(57,511)	(36,272)	(118,030)
Financing activities
Cash from acquisition	-	382	382
Common stock issued	-	120,694	120,694
Net cash provided by financing activities	-	121,076	121,076
Effect of exchange rate changes on cash	1,839	(3,312)	(1,041)
Net cash increase (decrease) for period	(55,672)	81,492	2,005
Cash and cash equivalents, beginning of the period	57,677	614	-

Cash and cash equivalents, end of the period	$2,005	$82,106	$2,005

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

These interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Corporation and its subsidiaries will be able to meet its obligations and continue its operations for next fiscal year. Realization values may be substantially different from carrying values as shown and these interim consolidated financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Corporation be unable to continue as a going concern. At March 31, 2014, the Corporation had not yet achieved profitable operations and has accumulated losses of $162,780 since its inception. The Corporation expects to incur further losses in the development of its business, all of which casts substantial doubt about the Corporation’s ability to continue as a going concern. The Corporation’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management anticipates that additional funding will be in the form of equity financing from the sale of common stock. Management may also seek to obtain short-term loans from the directors of the Corporation. There are no current arrangements in place for equity funding or short-term loans.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies is presented to assist in understanding the interim consolidated financial statements. The interim consolidated financial statements and notes are the representations of the Corporation’s management, who is responsible for their integrity and objectivity. The interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q, and therefore do not include all the information necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. These interim consolidated financial statements should be read in conjunction with the annual consolidated financial statements and footnotes thereto included in the Corporation’s filed Form 10-K.

MJP INTERNATIONAL LTD.
NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basis of Presentation

The Corporation’s interim consolidated financial statements included herein are prepared under the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America. These interim consolidated financial statements include the Corporation’s wholly owned subsidiaries MJP Lighting Solutions Ltd. and MJP Holdings Ltd. and 100 percent of their assets, liabilities and net income or loss. All inter-company accounts and transactions have been eliminated.

While the information presented in the accompanying interim three months consolidated financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operation and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. Operating results for the period ended March 31, 2014 are not necessarily indicative of the results that can be expected for the year ended June 30, 2014.

Recent Accounting Pronouncements

In March 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2013-05 Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Group of Assets within a Foreign Entity or of an Investment in a Foreign Entity (ASC 2013-05). ASC 2013-05 requires that when a reporting entity (parent) ceases to have a controlling financial interest in a subsidiary or group of assets that is a non-profit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity, the parent is required to apply the guidance in Subtopic 830-30 to release any related cumulative translation adjustment into net income. Accordingly, the cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. ASC 2013-05 is effective for annual and interim periods beginning after December 15, 2013. The Corporation adopted this standard effective January 1, 2014 and the adoption had no impact to the interim consolidated financial statements.

In July 2013, the FASB issued an accounting update: Income Taxes: Presentation of an unrecognized Tax Benefit When a Net operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carry Forward Exists”. The update provides guidance on the financial statement presentation of a unrecognized tax benefit, as either a reduction of a deferred tax asset or as a liability, when a net operating loss carry forward, similar tax loss, or a tax credit carry forward exists. The update will be effective for interim and annual periods beginning after December 15, 2013 and may be applied on a retrospective basis. Early adoption is permitted. The Corporation adopted this standard effective January 1, 2014 and the adoption had no impact to the interim consolidated financial statements.

MJP INTERNATIONAL LTD.
NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – DUE TO RELATED PARTIES

During the period ended March 31, 2014, the Corporation incurred wages and related expense of $2,841 (2012 - $3,086) to an officer and shareholder of the Corporation. Of this amount, $2,841(June 30, 2013 - $4,691) is included in trade and other payables.

As at March 31, 2014 the Corporation was obligated to shareholders for funds advanced to the Corporation for working capital. The advances are unsecured and no interest rate or payback schedule has been established.

NOTE 4 – CAPITAL STOCK

As at March 31, 2014, there were no warrants or options outstanding (2012 - $nil).

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

As used in this quarterly report, the terms “we”, “us”, “our” and “our company”, mean MJP International Ltd. and our wholly owned subsidiaries, MJP Lightings Solutions Ltd., a British Virgin Islands corporation and MJP Holdings Ltd., an Alberta, Canada corporation.

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

MJP International’s LED Products

Through our Canadian subsidiary, MJP Holdings, we currently sell LED products in Canada primarily to retail clients (end users) or through agents. To date, the majority of our products sold in Canada have been sold through two independent agents, ECCOS Lifestyle Ltd. and PSL Enterprises Ltd., both of Calgary, Alberta. In June, 2013, through our wholly owned British Virgin Island subsidiary, MJP Lighting Solutions, we made a sale to an end user in Hong Kong. Our company has established relationships with and has purchased most of our products from two suppliers in Southern China, Gysun Opto-Electronic Co. Ltd. and Odin Optoelectronics Technology Co., Limited. To date, our sales have consisted primarily of LED tube lights, LED par (parabolic aluminized reflector) lamps for spot lights, and LED down lights. These products are certified for sale in North America with UL® (Underwriters Laboratories) or CSA® (Canadian Standards Association). All of these products have numerous applications in both commercial and residential structures and offer a number of benefits over both incandescent and fluorescent lighting products.

Par Series

The LED Par Series bulb is a replacement bulb for traditional Par 30/38 lamps, where typically halogen bulbs are used. Diameter and length are identical to traditional lighting products; however, the mid-section is wider to allow necessary thermal management. Normally this difference is accommodated by the standard fixtures. The LED bulb is available with either a spot or wide beam lens and can be used in recessed, track and pendant lighting. Traditionally, the Par light series has two product alternatives: halogen lamps and compact fluorescent lamps (CFLs). LED Par Series are superior in many ways over these two product alternatives. Both the halogen and CFL bulbs operate at higher wattages resulting in higher yearly power consumption and heat emissions. Furthermore, halogen and CFL lighting products are also deficient in luminosity (light intensity) and longevity.

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

Results of Operations

Operating Expenses

Our operating expenses for the three and nine month periods ended March 31, 2014 and 2013, and for the period from July 19, 2010 (inception) to March 31, 2014, are outlined in the table below:

										Cumulative
										From
		Three		Three		Nine		Nine		July 19,
		Months		Months		Months		Months		2010
		Ended		Ended		Ended		Ended		(Inception) to
		March 31,		March 31,		March 31,		March 31,		March 31,
		2014		2013		2014		2013		2014
Revenues		$1,924		$8,514		$5,697		$21,650		$92,297
Cost of Goods Sold		$(4,489)		$(7,847)		$(5,628)		$(19,984)		$(68,414)
Operating Expenses		$(17,211)		$(22,793)		$(60,486)		$(38,857)		$(185,328)
Income Tax Expense	$	NIL	$	NIL	$	NIL	$	NIL	$	NIL
Net Loss		$(19,776)		$(22,126)		$(60,417)		$(37,,191)		$(162,780)

Revenues

We earned revenues of $1,924 for the three month period ended March 31, 2014 compared to $8,514 for the three month period ended March 31, 2013 for a decrease $6,590 of approximately 77.4% . The decrease in sales for the three month period ended March 31, 2014 is primarily due to increases in competition as more and more sellers entering the market during the past few years and the slow development of LED lighting in the building industry. Our gross profit for three month period ended March 31, 2014 was ($2,565) compared to $667 for the three month period ended March 31, 2013 for a decrease $3,232 of approximately 484.5% due to decrease in sale revenues and higher cost of goods sold.

We earned revenues of $5,697 for the nine month period ended March 31, 2014 compared to $21,650 for the nine month period ended March 31, 2013 for a decrease of approximately 73.7% . The decrease in sales for the nine month period ended March 31, 2014 is primarily due to increases in competition as more and more sellers entering the market in the past few years and the slow development of LED lighting in the building industry. Our gross profit for nine month period ended March 31, 2014 was $69 compared to $1,666 for the nine month period ended March 31, 2013 for a decrease of approximately 95.8% due to higher cost of goods sold and lower revenues.

Operating Expenses

Our consolidated expenses for the three and nine month periods ended March 31, 2014 and 2013:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	March 31,	March 31,	March 31,	March 31,
	2014	2013	2014	2013
General and administrative expenses	$10,552	$15,398	$36,487	$17,608
Professional fees	$3,818	$4,309	$15,243	$11,934
Salaries and wages	$2,841	$3,086	$8,756	$9,315
Total Expenses	$17,211	$22,793	$60,486	$37,191

Our general and administrative expenses include rent, telephone and internet services, banking changes and miscellaneous office supply costs. Our professional fees include legal and accounting fees. The decrease in expenses for the three month period ended March 31, 2014 is primarily due to cost reduction as we experienced lower sale revenues.

The increase in expenses for the nine month period ended March 31, 2014 is primarily due to increases in general and administrative expenses and professional fees.

Earnings after Taxes

The net loss for the three month period ended March 31, 2014 was $19,776 compared to a net loss of $22,126 during the three month period ended March 31, 2013. The increase in loss for the three month period ended March 31, 2014 is primarily due to lower sale revenues, higher cost of goods sold and ongoing operating expenses.

The net loss for the nine month period ended March 31, 2014 was $60,417 compared to a net loss of $38,857 during the nine month period ended March 31, 2013. The increase in loss for the nine month period ended March 31, 2014 is primarily due to lower sale revenues and higher operating expenses.

Liquidity and Capital Resources

	At	At
	March 31,	June 30
	2014	2013
Current Assets	$5,629	$66,046
Current Liabilities	$55,560	$57,399
Working Capital (Deficit)	$(49,931)	$8,647

As at March 31, 2014, we were obligated to related parties, Tong Tang, our president, chief executive officer and director and a number of shareholders, for $46,382 in funds advanced to us for working capital. The advances are unsecured and no interest rate or payback schedule has been established.

At March 31, 2014, our company had a cash balance and total assets of $2,005 and $5,629 compared with cash balance and total assets of $57,677 and $66,046 as at June 30, 2013. The decrease in cash and total assets were attributed primarily to operating expenses during the last nine month period.

As at March 31, 2014, our company had total liabilities of $55,560 compared with $57,399 as at June 30, 2013. The decrease was attributed to decrease in trades and other payables during the last nine month period.

As at March 31, 2014, our company had a working deficit of $49,931 compared with a working capital of $8,647 as at June 30, 2013.

		Nine Months		Nine Months
		Ended		Ended
		March 31,		March 31,
		2014		2013
Net Cash Provided by (Used in) Operating Activities		$(57,511)		$(36,270)
Net Cash Provided by Financing Activities	$	NIL		$121,076
Net Cash Provided by (Used In) Investing Activities	$	NIL	$	NIL
Net Increase (Decrease) In Cash During The Period		$(55,672)		$(81,492)

Cash Flow from Operating Activities

During the nine months ended March 31, 2014, our company used $57,511 of cash for operating activities compared with $36,270 used during the nine months ended March 31, 2014. The increase in the use of cash for operating activities was primarily due to activities related to listing application and ongoing company expenses.

Cash Flow from Financing Activities

During the nine months ended March 31, 2014, our company received no cash for financing activities compared with $121,076 received during the nine months ended March 31, 2013. The decrease in the cash for financing activities was primarily due to no financing activities during the last nine month period.

Cash Flow from Investing Activities

We have not engaged in any investing activities since inception.

Going Concern

We incurred a cumulative net loss of $162,780 during the period from inception, July 19, 2010, to March 31, 2014. We have commenced limited operations, raising substantial doubt about our ability to continue as a going concern. We will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance that we will be successful in accomplishing our objectives.

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

Estimated Expenses

Our expenses for the twelve month period beginning from April 1, 2014 are estimated to be approximately $65,000. With our working capital deficit of $49,931 as at March 31, 2014, we will need to raise additional capital to cover our expenses for this twelve month period beginning from April 1, 2014. We plan to raise additional funding either from new share issuance or from loans from shareholders.

Estimated Expenses For the Twelve Month Period Beginning April 1, 2014
General, Administrative, and Corporate Expenses	$50,000
Operating Expenses	$15,000
Total	$65,000

At present, our cash requirements for the next 12 months (beginning April 1, 2014) outweigh the funds available to maintain or develop our business. Of the $65,000 that we require for the next 12 months, we have approximately $2,005 in cash as of March 31, 2014 and a working capital deficit of $49,931. In order to improve our liquidity, we plan to pursue additional equity financing from private investors or possibly a registered public offering. We do not currently have any definitive arrangements in place for the completion of any further private placement financings and there is no assurance that we will be successful in completing any further private placement financings. If we are unable to achieve the necessary additional financing, then we plan to reduce the amounts that we spend on our business activities and administrative expenses in order to be within the amount of capital resources that are available to us.

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

Basis of Presentation

Our company’s interim consolidated financial statements included herein are prepared under the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America. These interim consolidated financial statements include our company’s wholly owned subsidiaries MJP Lighting Solutions Ltd. and MJP Holdings Ltd. and 100 percent of its assets, liabilities and net income or loss. All inter-company accounts and transactions have been eliminated.

While the information presented in the accompanying interim three months consolidated financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operation and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. Operating results for the period ended March 31, 2014 are not necessarily indicative of the results that can be expected for the year ended June 30, 2014.

Item 3.              Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4.              Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our president (our principal executive officer, principal financial officer and principal accounting officer) to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our president (our principal executive officer, principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer, principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report.

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

MJP INTERNATIONAL LTD.
Dated: May 9, 2014	By:	/s/ Chris Tong Tang
Chris Tong Tang
President, Chief Executive Officer and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)