Form 10-K
period 2014-06-30
MJP INTERNATIONAL LTD.
filed 2014-09-30
CIK 1575420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2014

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [    ] to [     ]

Commission file number 333-188152

MJP INTERNATIONAL LTD.
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

2806, 505 - 6th Street SW, Calgary, Alberta, Canada	T2P 1X5
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	(403) 237 – 8330

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

N/A
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act.
Yes [   ]        No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act
Yes [   ]        No [X]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days.
Yes [X]        No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [X]        No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]        No [X]

The aggregate market value of Common Stock held by non-affiliates of the Registrant on December 31, 2013 was $Nil based on a $Nil average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.
16,108,500 common shares as of September 19, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Item 1.        Business

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references “common shares” refer to the common shares in our capital stock.

As used in this annual report, the terms “we”, “us”, “our” and “our company”, mean MJP International Ltd. and our wholly owned subsidiaries, MJP Lightings Solutions Ltd., a British Virgin Islands corporation and MJP Holdings Ltd., an Alberta, Canada corporation.

General Overview

Our company was incorporated in the State of Nevada on October 24, 2012. We are a development stage company; having entered into the development stage on October 24, 2012. Founded in Calgary, Canada, we aim to capitalize on new opportunities found in the North American market for light-emitting diode (“LED”) lighting. With China as the manufacturing backbone of future LED products, we have set up office in Guangzhou, China in search of high quality products offered by reputable manufacturers to be introduced to Canada, the United States, and abroad. Our president, chief executive officer and director, Chris Tong Tang spends more than 50% of his time in the Southern China region, including Guangzhou and Hong Kong. While there, he operates from our Guangzhou office. In addition to seeing suppliers and sourcing and inspecting products at factories, he is also actively seeking to develop a market for our products in that region.

Our executive offices are located at Suite 2806, 505 - 6th Street SW, Calgary, Alberta, Canada T2P 1X5. Our telephone number is (403) 237 – 8330.

Current Business

On December 10, 2012, we entered into a share exchange agreement with MJP Lighting Solutions Ltd. and the shareholders of MJP Lighting Solutions pursuant to which we acquired MJP Lighting Solutions and MJP Holdings Ltd., as our wholly owned subsidiaries. As a result of the acquisition, we issued 12,000,000 shares of common stock in exchange for 100% of the outstanding common shares of MJP Lighting Solutions and MJP Holdings.

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

  Efficiency. LEDs have exceptionally high theoretical energy efficiency. They can produce much higher lumen per watt than conventional technologies, thus providing energy savings up to 50 to 70%.
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

Product Sourcing

China is currently the largest LED light production base in the world, with over 2,200 manufacturers producing LED devices, packages, and luminaires. The country is in a strong position to capitalize on new opportunities in the lighting market due to its growing prowess in technological innovation and research and development coupled with its existing manufacturing and production capabilities. High price of LEDs is often cited as the barrier to the mass adoption of LED lighting, China’s cost advantage over North America and Europe could be the key to accelerating LED adoption.

With that in mind, our company has set up a branch operating office in Guangzhou, China dedicated to the finding of quality manufacturers whose products are with UL and CSA authentication and are eligible to enter into the North American market. Our products are currently sourced through a number of different manufacturers. Basing our company’s sourcing component in China allows our company to maintain good working relationships with each of our suppliers to ensure the delivery of quality products and to stay informed with the industry’s latest product offerings and technological updates. To date, we have purchased most of our products from two suppliers in Southern China, Gysun Opto-Electronic Co. Ltd. and Odin Optoelectronics Technology Co., Limited.

Sales, Distribution, and Fulfillment

We do not maintain an inventory of products. Instead, we place factory order once customer orders are secured. Wholesale prices are negotiated on a case by case basis, as are our resale prices, which typically incorporate a markup of 15% to 30% from the factory wholesale price. Typically, all payments are due upon delivery. For large order, a deposit of 30% is required. We either receive payments directly from customers or from our agents. For small orders, products will be shipped from China to our Company’s office and then shipped to the client. For large orders, products will generally be shipped directly from China to the client.

Market

Worldwide, the lighting market is forecasted to expand to US$160 billion by 2020, largely driven by the growth in demand for LEDs as their prices decline. LEDs are expected to fall in price by more than 80% and reach a global penetration of around 60% across all lighting applications over the next eight years. With less than 10% market penetration in 2010 and even less than 1% in the residential sector, LEDs market share is likely to accelerate over the next decade.

In 2011, the global lighting market was estimated at US$94 to $110 billion, with general lighting products accounting for 75% share of the total lighting market. Residential remains the largest market segment, with over 40% market share of the total general lighting market, followed by office and outdoor with market share of over 10% each.

At present, North America’s LED market share is estimated at around 7%. This market is currently led by the new fixture installation market, especially in the non-residential segment, supported by several government initiatives. LED market share is likely to increase as the price of LED lighting goes down, even in the residential and light source replacement segments. These factors will accelerate LED market share in North America, which is expected to rise to over 45% in 2016 and around 70% in 2020 on a value basis, including both new fixture installation and light source replacement.

Market Trends and Drivers

There is a growing global focus on creating energy efficient alternatives for all electrical devices. Both businesses and individual consumers are becoming increasingly aware of how inefficient many existing lighting products are, and have begun to look for more efficient forms of lighting. LED technology is helping to drive product choices in terms of energy efficiency and life-span advancements, and has the potential to replace all other forms of lighting technology.

Government

Due to the establishment of international protocol restricting greenhouse emissions and mounting pressure from special interest groups, there have been numerous efforts by all levels of government to reduce carbon emissions. Many European countries have effectively banned the sale and use of incandescent bulbs due to their inefficient qualities. This movement to ban inefficient bulbs is spreading to North America as well. The Canadian federal government banned the import of 75- and 100-watt incandescent bulbs from 1 January 2014. On 31 December 2014 the import of 40- and 60-watt incandescent bulbs will also be banned in Canada. In the U.S., the State of California will phase out the use of incandescent bulbs by 2018. Similar legislation has been proposed in other U.S. states, and federal legislation has been introduced (but not implemented) to curb the use of incandescent lighting. Generally, where restrictions are implemented, retailers will be allowed to sell their existing inventories before the bans, and create a much greater demand for LED lighting products.

In addition to the banning of incandescent bulbs, governments across the globe are granting subsidies to businesses and households for using energy-efficient LED lamps. Governments are shaping and stimulating the LED market with technical standardization and labeling, market aggregation and subsidies, and government testing labs. Supportive government policy will continue to be a critical driver of the LED lighting market as they become prime movers in propelling market demand.

Urbanization

Global population growth and urbanization are increasing the overall demand for lighting products. Cities today consume 70% of the world’s energy supply. Exponential urban growth is expected over the next decade which contributes to an ever growing demand for energy. Increased demand for energy translates to rising energy prices. Widespread adoption of LED lighting will lead to a 40% cut in energy consumption, amounting to a saving of US$53 billion in annual energy costs. Furthermore, the cost of LEDs has decreased substantially over the past decade. Prices are expected to continue their decline over the next few years as demand and production ramp up. With the continual reduction in pricing as LEDs achieve economies of scale, consumers will be more inclined to transition to the energy efficient lighting solution.

Environment

Scarce resources and climate change are now two of the world’s greatest environmental concerns. “Going Green” and “Reducing Your Carbon Footprint” have become common phrases in today’s society. People, cities, and countries are all beginning to adopt more efficient technologies in order to reduce carbon emissions. Almost one-fifth of today’s global electricity is used for lighting, which accounts for 1.9 billion tons, or roughly 6% of carbon dioxide emission.

Given their capacity to achieve substantial emissions cuts and their continual improvement in economics, LEDs are one of the most important technologies for cutting carbon emissions in the early 21st century. The adoption of LED will bring about 40% in energy savings across the whole lighting market, reaching at least 670 million tons of emissions savings every year.

Technology

The illumination/lighting industry has changed greatly in the last decade with the introduction of compact fluorescent lamps (CFLs) as the new energy solution to incandescent bulbs. The appeal of CFLs was energy efficiency and longevity. However, LEDs were always looked at as the logical next step in illumination technology. Due to recent advances in LED illumination technology it has now become feasible to apply this technology in residential, commercial, institutional, and industrial buildings, and facilities. Until recently LEDs were unable to produce sufficient lumens to replace traditional lighting products, but today LED technology has grown by leaps and bounds, and is expected to eventually replace all current forms of lighting products.

Market Segmentation

As a distributor of LED products, our company aims to establish a customer base consisting of a range of purchasers, including end users, wholesalers, construction and design contractors, and retailers. To date, we have solicited purchasers for our products both directly, through the sales efforts of our management, and indirectly, through two independent agents, ECCOS Lifestyle Ltd. and PSL Enterprises Ltd., both of Calgary, Alberta. In each case, we consult with purchasers, ascertain their product requirements, and consult with manufacturers to identify and supply suitable products. Due to LED being a new lighting product and the high initial cost to the client there is a great deal of customer relationship management required in order to assure the client that they are making the right decision.

We have identified several potential barriers in place when approaching new customers. Prospective customers may be in long term contracts with either a wholesaler or distributor for alternative lighting products, or have in place a maintenance firm that replaces light fixtures with alternative products. Another potential barrier to the market is product cost. The initial cost of LED products is higher than traditional illumination solutions. However, the installation, operations, and maintenance costs are significantly lower, resulting in an overall savings to the customer. In order to effectively penetrate the illumination industry, these barriers must be appropriately addressed.

To date our sales have been made primarily to end users and wholesalers. The following is a description of our customer base.

End Users

End users consist of customers with high usage rates, and include: municipalities, airports, railway lines, hospitals, post-secondary institutions, and large property owners. These potential clients are either looking to replace current illumination systems or to install light fixtures in a current construction project. End users can potentially deal directly with a product distributor or with a middle man such as an electrical wholesaler.

Wholesalers

Electrical wholesalers supply electrical contractors with the required materials for construction or renovation projects. Wholesalers act as a middleman in the distribution chain, and decide which products to hold in stock depending on client demand and the company’s relationships with manufacturers. Wholesalers make purchases in large quantities and carry stock of frequently sold items. These companies will fill a customer’s order by either taking out stock on hand or, by placing an order with a distributor for the size of the customer’s order.

Contractors

Contractors are contracted by end users to draw up blue prints for new projects and specify what type of lighting is to be installed. With regards to the distribution chain, contractors usually do not directly purchase any electrical or illumination products, but instead purchase through wholesalers.

Retailers

Retailers vary in size from single location lighting stores to nationwide home building supply stores. These companies’ clients are individual home owners who may require lighting for a new home or renovation, or simply to replace a worn out lighting product. The quantity of stock held by a retail store varies by company; smaller retailer stores purchase stock on an ad hoc basis; whereas large retailers may have annually contracts with minimum purchase quantities.

Inventory

We do not currently maintain an inventory of products and do not anticipate doing so in the future. Instead, we employ just-in-time (JIT) inventory management, essentially eliminating any need for a warehouse. Each transaction will be negotiated according to the requests and specifications of individual client. Samples of all of our company’s products will be on hand to provide to the agents and the clients as required. In the long run, our company will establish a good relationship with a reputable logistics company in hopes of reducing cost and achieving seamless and reliable delivery of products to the local market.

Employees

Currently we do not have any employees. Our president, chief executive officer and director, Chris Tong Tang, provides his services as a consultant to our company on a part-time basis for approximately 20 hours per week. Our secretary, treasurer, and director, Allan Y.L. Fung provides his services as a consultant to our company on a part-time basis for approximately 10 hours per week. Our officers and directors provide services to our business on a consulting basis in order to eliminate overhead costs that we would be required to incur upon the engagement of employees, including employment insurance and workers compensation premiums. We also currently engage one contractor, Mr. Alan Chan, a shareholder and consultant of our company, to provide administrative support services on a part-time basis for approximately 5 hours per week. We do not expect any material changes in the number of employees over the next 12 month period and will continue to outsource contract employment as needed.

Competitive Business Conditions

Competition in the newly emerging LED illumination industry is quite strong and there are numerous competitors offering both LED illumination products as well as alternative illumination products such as CFLs. There are a number of companies already active in the sale and distribution of LED illumination products that are substantially larger and better funded than we are and that have significantly longer histories in the respective marketplace. Our principal competitors all have greater financial, technical, managerial, and marketing resources than we have.

Companies providing the same product or alternative products are not the only competitive factor in the emerging LED illumination industry. LED illumination technology can be described as a destructive industry. Due to the exceptionally long life span of LED products, there will be a major reduction in maintenance cost for commercial buildings and transportation services. As a result LED distributors may experience market resistance from outside pressures, such as labour unions who may feel their jobs are being threatened.

Currently, there are a number of companies establishing LED illumination products manufacturing facilities in China. This is mainly due to the relatively cheap labour force and a well-established supply chain system within the country. Mexico is currently a strong exporter to the North American lighting industry but is gradually losing market share to China. As well, many production facilities in Europe and the United States have already shut down. Philips, OSRAM, and General Electric are currently closing down plants, and will potentially cease operations entirely within the United States.

Key Competitors

The LED illumination industry is comprised of many players. However, there are four dominant multinational players who maintain well established brands, distribution networks, and client relationships.

  Philips Lumileds: One of the leading manufacturers of high-power LEDs, Philips has many advanced LED manufacturing and operations facilities which stretch across the globe and is dedicated to increasing the adoption of solid-state illumination solutions. Over the last few years, Philips Lumileds has introduced numerous LED products. The company also supplies core LED material, such as chips and WAFER technology as well as LED packaging, and manufactures billions of LEDs annually.

  OSRAM Sylvania: One of the largest manufacturers of lighting products in the world, selling products in more than 150 countries. OSRAM makes Sylvania and OSRAM branded lighting products, including LEDs, for residential and commercial applications. OSRAM’s Opto-Semiconductors division creates high performance LEDs, and is involved in lighting research, product designs, and builds electronic control systems used to make lighting products.
  General Electric (GE): A mega-corporation that includes technology, media, and financial services operations. GE is a leader in innovation; the company’s products have dominated the North American market for decades. However, they appear to be taking a secondary role in energy efficient lighting technology. This lag may be due to the company’s short-lived venture into high efficient incandescent light.
  CREE: Originally an exclusively WAFER manufacturer, now has a LED lighting division which has provided Cree with key retrofit technologies that convert existing lighting fixtures to energy-efficient lighting, and thereby accelerate the adoption of LED lighting in the general illumination market.

Although there are some trends towards consolidation, the general lighting fixture market remains largely regionally segregated and fragmented. Local market access in the lighting fixture industry is therefore important. Our company will establish a presence in the Calgary market while at the same time maintaining strategic relationships with manufacturers in China. By conducting our company’s product souring in China, MJP aims to position itself at the forefront of this emerging competitive strategy.

Subsidiaries

We have two wholly owned subsidiaries, MJP Lighting Solutions Ltd., a British Virgin Islands company, incorporated in October 31, 2012, and MJP Holdings Ltd., an Alberta (Canada) corporation incorporated on July 19, 2010.

Intellectual Property

We assert common law trademark rights in the province of Alberta for the names “MJP”, “MJP International”, and “MJP Lighting Solutions” in the field of lighting. Common law trademark rights are enforceable in provincial courts in Canada, and may be asserted against those who appropriate, dilute or damage the goodwill of our business by using the same or similar trade-names or trademarks. Unlike statutory trademark rights, which are acquired by registration and provide nation-wide protection, common law trademark rights are acquired automatically and provide protection only in the jurisdiction where a business uses a name or logo in commerce. We intend to rely on common law trademark protection until such time as we deem it economical for our business to register our trade-names or trademarks.

We have not registered for the protection of any rights under trademark, patent, or copyright in any jurisdiction.

Amount Spent on Research and Development the Last Two Fiscal Years

We have not spent any money during each of the last two fiscal years on research and development activities.

Item 1A.      Risk Factors

Risks Associated with Our Business

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern.

We incurred a net loss of $190,898 for the period from July 19, 2012 (inception) to June 30, 2014.and had cash (and cash equivalents) of $967 as at June 30, 2014. We are in the development stage and have yet to attain profitable operations and in their report on our financial statements for the fiscal year ended June 30, 2014, our independent auditors included an explanatory paragraph regarding the substantial doubt about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that led to this disclosure by our independent auditors.

Because our officers and directors have no experience in managing a public company our business may be at a competitive disadvantage.

Our president, chief executive officer and director, Chris Tong Tang, and our secretary, treasurer, and director, Allan Y.L. Fung, lack public company experience and do not possess a sophisticated knowledge of the requirements of United States securities laws, which could impair our ability to comply with legal and regulatory requirements such as those imposed by Sarbanes-Oxley Act of 2002. Neither Mr. Tang nor Mr. Fung has ever had responsibility for managing a publicly traded company. Such responsibilities include complying with federal securities laws and making required disclosures on a timely basis. Our management may not be able to implement programs and policies in an effective and timely manner which adequately responds to our legal, regulatory compliance and reporting requirements. Our failure to comply with all applicable requirements could lead to the imposition of fines and penalties and distract our management from attending to the growth of our business.

If we are unable to obtain financing in the amounts and on terms and dates acceptable to us, we may not be able to expand or continue our operations and developments and so may be forced to scale back or cease operations or discontinue our business and you could lose your entire investment.

We require approximately $70,000 to carry out our planned business activities over the next 12 months and had approximately $967 cash on hand as of June 30, 2014. We do not currently have any arrangements for additional financing. We will have to raise additional funds for the development of our business and the marketing of our products. Such additional funds may be raised through the sale of additional stock, stockholder and director advances and/or commercial borrowing. There can be no assurance that a financing will continue to be available if necessary to meet these continuing development costs or, if the financing is available, that it will be on terms acceptable to us. The issuance of additional equity securities by us will result in a significant dilution in the equity interests of our stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments. If we are unable to obtain financing in the amounts and on terms deemed acceptable to us, we may not be able to expand or continue our operations and developments and so may be forced to scale back or cease operations or discontinue our business and you could lose your entire investment.

We depend on third parties for our product supply and therefore, if they fail to perform, we may not be able to effectively operate our business.

To generate significant customer traffic, volume of purchases and repeat purchases that we believe are crucial to obtaining sufficient revenues, we must develop and maintain customer trust in the timing, accuracy and quality of goods to be delivered to our customers. If for any reason any of our suppliers fails to perform, we may not be able to service our customers (buyers) effectively and thereby may lose customers or damage our reputation. Furthermore, if we do not secure sufficient number of suppliers to supply our products, then we may not have a successful product offering and may not attract customers. In addition, the success of our business requires that we establish relationships with professionals in strategic regions around the world who can, through their expertise, source and nurture relationships to develop our business. If we are unable to establish such relationships, we may be unable to procure goods or on terms acceptable to us, and our business may fail.

Compliance with rules and requirements applicable to public companies will cause us to incur increased costs, which may negatively affect our results of operations.

We are subject to a numbers of laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act and related regulations implemented by the SEC. Unlike private companies, we must invest significant resources to comply with current and future securities laws, regulations and standards. This investment will result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities in favor of compliance related activities. In that regard, we estimate that, based on our current public reporting obligations, we must dedicate approximately $40,000 per year in respect of legal, auditing, accounting and filing costs. Furthermore, the laws, regulations and standards that are applicable to our company are subject to change, which could result in continuing uncertainty regarding compliance matters, and higher compliance and disclosure costs. If we are unable to benefit from our status as a reporting company by establishing a public market for our securities in order to attract investment, the ongoing costs of our public reporting obligations will have a material adverse effect on our financial condition and results of operations.

Our officers are engaged as consultants instead of employees of our company.

Having our officers engaged as consultants instead of employees poses the risk to our company that, perhaps, our consultant may not always be available. If one of our consultants has other clients, we may be at a lower priority until we are fit into their schedule. Additionally, most business decisions that need additional consultation are top priority and have an upcoming and hard-set deadline.

Further, when we engage consultants rather than employees, we do not have the advantages of an employee, such as consistency, dependability, and availability. If we need our employee to work on a project, all we have to do is assign it and wait for it to be completed. As the business owner, we won’t be lowly prioritized as we would with a consultant. Contrary to a consultant, an employee will maintain focus on our objective, rather than furthering his/her career by taking on additional clients. Many consultants will leave clients behind once they secure higher-paying clients.

Unlike employees, whom we can closely supervise and monitor, independent contractors enjoy certain autonomy to decide how best to do the task for which we hired them. We may be liable for injuries a consultant suffers on the job. Employees who are injured on the job are usually covered by workers' compensation insurance. In exchange for the benefits they receive for their injuries, these employees give up the right to sue their employer for damages. Consultants are not covered by workers’ compensation, which means that if they are injured on the job, they might be able to sue us and recover damages.

We may face a risk of government audits. State and federal agencies, particularly the IRS, want to see as many workers as possible classified as employees, not independent consultants. The reason is financial: The more workers are classified as employees, the more tax and insurance money flows into government coffers, and the harder it is for workers to underreport or hide their income from the tax man. Any number of state and federal agencies might audit our business if they believe we have misclassified employees as consultants.

We may not be able to compete effectively against other companies that have existed for a longer period and have greater financial resources.

We compete in a market that is highly competitive and expect competition to intensify in the future. We currently or potentially compete with a variety of companies, including those operating online or in traditional retail environments. Many of our competitors have significantly greater financial, technical, and marketing resources. Those that have established a presence on the Internet have already begun to establish a customer base and their brand. Although we intend to establish an Internet presence for our business, many of our competitors have existed for a longer period, have greater financial resources, and have established marketing relationships with leading manufacturers, strategic partners, and advertisers, and have secured greater presence in distribution channels. We believe there are also numerous other smaller entrepreneurial companies that are marketing and selling LED lights products that will compete directly with our company.

We may not be able to compete successfully against these competitors. If we are unable to effectively compete in our industry, our results would be negatively affected, we may be unable to implement our plan and our business might ultimately fail.

We expect to be directly affected by fluctuations in the general economy.

Demand for goods is affected by the general global economic conditions. When economic conditions are favorable, discretionary income and real estate construction increase. Under such circumstances, purchases of non-essential, high-end lighting fixtures generally increase. When economic conditions are less favorable, sales of high-end lighting fixtures are generally lower. In addition, we may experience more competitive pricing pressure during economic downturns. Therefore, any significant economic downturn or any future changes in consumer spending habits could have a material adverse effect on our financial condition and results of operations.

We expect our products to be subject to changes in customer taste.

The markets for our products are subject to changing customer tastes and the need to create and market new products. Demand for products targeting lifestyle tastes and choice is influenced by the popularity of certain themes, cultural and demographic trends, marketing and advertising expenditures and general economic conditions. Because these factors can change rapidly, customer demand also can shift quickly. Some goods appeal to customers for only a limited time. The success of new product introductions depends on various factors, including product selection and quality, sales and marketing efforts, timely production and delivery and customer acceptance. We may not always be able to respond quickly and effectively to changes in customer taste and demand due to the amount of time and financial resources that may be required to bring new products to market. The inability to respond quickly to market changes could have a material adverse effect on our financial condition and results of operations.

If we are unable to successfully manage growth, our operations could be adversely affected, and our business may fail.

Our progress is expected to require the full utilization of our management, financial and other resources. Our ability to manage growth effectively will depend on our ability to improve and expand operations, including our financial and management information systems, and to recruit, train and manage sales personnel. There can be no assurance that management will be able to manage growth effectively.

Because we do not have sufficient insurance to cover our business losses, we might have uninsured losses, increasing the possibility that you may lose your investment.

We may incur uninsured liabilities and losses as a result of the conduct of our business. We do not currently maintain any comprehensive liability or property insurance. Even if we obtain such insurance in the future, we may not carry sufficient insurance coverage to satisfy potential claims. We do not carry any business interruption insurance.

We may have liabilities to affiliated or unaffiliated third parties incurred in the regular course of our business.

We regularly do business with third party vendors, customers, suppliers and other third parties and thus we are always subject to the risk of litigation from customers, employees, suppliers or other third parties because of the nature of our business. Litigation could cause us to incur substantial expenses and, negative outcomes of any such litigation could add to our operating costs which would reduce the available cash from which we could fund our ongoing business operations.

The loss of the services of our executive officers would disrupt our operations and interfere with our ability to compete.

We depend upon the continued contributions of our executive officers. Our executive officers handle all of the responsibilities in the area of corporate administration and business development. We do not carry key person life insurance on any of their lives and the loss of services of any of these individuals could disrupt our operations and interfere with our ability to compete with others.

Risks Associated with Our Common Stock

A decline in the price of our common stock could affect our ability to raise further working capital, it may adversely impact our ability to continue operations and we may go out of business.

A prolonged decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise capital. Because we may attempt to acquire a significant portion of the funds we need in order to conduct our planned operations through the sale of equity securities, a decline in the price of our common stock could be detrimental to our liquidity and our operations because the decline may cause investors to not choose to invest in our stock. If we are unable to raise the funds we require for all of our planned operations, we may be forced to reallocate funds from other planned uses and may suffer a significant negative effect on our business plan and operations, including our ability to develop new products and continue our current operations. As a result, our business may suffer and not be successful and we may go out of business. We also might not be able to meet our financial obligations if we cannot raise enough funds through the sale of our common stock and we may be forced to go out of business.

If we issue additional shares in the future, it will result in the dilution of our existing shareholders.

We are authorized to issue up to 100,000,000 shares of common stock with a par value of $0.0001 per share and 90,000,000 preferred shares with a par value of $0.0001 per share. Our board of directors may choose to issue some or all of such shares to acquire one or more businesses or to provide additional financing in the future. The issuance of any such shares will result in a reduction of the book value and market price of the outstanding shares of our common stock. If we issue any such additional shares, such issuance will cause a reduction in the proportionate ownership and voting power of all current shareholders. Further, such issuance may result in a change of control of our company.

Trading of our stock may be restricted by the Securities Exchange Commission's penny stock regulations, which may limit a stockholder's ability to buy and sell our stock.

The Securities and Exchange Commission has adopted regulations which generally define "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors". The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the Securities and Exchange Commission, which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

FINRA sales practice requirements may also limit a stockholder's ability to buy and sell our stock.

In addition to the "penny stock" rules described above, the Financial Industry Regulatory Authority (FINRA), formerly the National Association of Securities Dealers or NASD, has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, the FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

We are an “emerging growth company” under the JOBS Act of 2012, and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”), and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We will remain an “emerging growth company” for up to five years, although we will lose that status sooner if our revenues exceed $1 billion, if we issue more than $1 billion in non-convertible debt in a three year period, or if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any December 31.

Our status as an “emerging growth company” under the JOBS Act of 2012 may make it more difficult to raise capital as and when we need it.

Because of the exemptions from various reporting requirements provided to us as an “emerging growth company”, we may be less attractive to investors and it may be difficult for us to raise additional capital as and when we need it. If we are unable to raise additional capital as and when we need it, our financial condition and results of operations may be materially and adversely affected.

Item 1B.      Unresolved Staff Comments

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2.        Properties

Our executive and administrative offices are located at Suite 2806, 505 - 6th Street SW Calgary, Alberta, Canada T2P 1X5. The space, which is approximately 300 square feet, is currently provided to us at a cost of $250 per month by a third party. We also share an office space located in Guangzhou, China at no cost to our company. We believe that our office spaces are sufficient to meet our present needs and do not anticipate any difficulty securing alternative or additional space, as needed, on terms acceptable to us.

Item 3.        Legal Proceedings

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 4.        Mine Safety Disclosures

Not Applicable.

PART II

Item 5.        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is currently quoted on the OTC Bulletin Board. Our common stock was quoted on the OTC Bulletin Board effective March 31, 2014. Our trading symbol is “MJPI”. There has been only one trade of our common shares on June 12, 2014 at $0.05.

OTC Bulletin Board securities are not listed and traded on the floor of an organized national or regional stock exchange. Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting dealers. OTC Bulletin Board issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a national or regional stock exchange.

Our transfer agent is VStock Transfer, LLC, 18 Lafayette Place, Woodmere, NY, 11598, telephone: (212) 828-8436; fax: (646) 536-3179.

Holders

As of September 19, 2014, there were 57 holders of record of our common stock. As of such date, 16,108,500 shares of our common stock were issued and outstanding.

Dividends

We have not declared or paid any cash dividends since inception. We intend to retain future earnings, if any, for use in the operation and expansion of our business and do not intend to pay any cash dividends in the foreseeable future. There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended June 30, 2014 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended June 30, 2014.

Equity Compensation Plans

We do not have in effect any compensation plans under which our equity securities are authorized for issuance and we do not have any outstanding stock options.

Purchases of Equity Securities by the Company

We did not purchase any of our shares of common stock or other securities during the fiscal year ended June 30, 2014.

Item 6.        Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited financial statements and the related notes for the years ended June 30, 2014 and June 30, 2013 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" beginning on page 12 of this annual report.

Results of Operations

The following summary of our results of operations should be read in conjunction with our audited financial statements for the years ended June 30, 2014 and 2013 which are included herein.

Operating Expenses

Our operating expenses for the year ended June 30, 2014 and 2013, and for the period from July 19, 2010 (inception) to June 30, 2014, are outlined in the table below:

		Year Ended June 30, 2014		Year Ended June 30, 2013	Cumulative From July 19, 2010 (Inception) to June 30, 2014
Revenues		$8,249		$28,843	$94,849
Cost of Goods Sold		$(10,096)		$(26,048)	$(72,882)
Operating Expenses		$(89,358)		$(90,328)	$(214,200)
Income Tax Expense	$	Nil	$	Nil	$(1,335)
Net Loss		$(91,205)		$(87,533)	$(193,568)

Revenues

We earned revenues of $8,249 for the year ended June 30, 2014 compared to $28,843 for the year ended June 30, 2013 for a decrease of $20,594 or approximately 71.4% . The decrease in sales for the year ended June 30, 2014 is primarily due to increases in competition as more and more sellers entering the market during the past few years and the slow development of LED lighting in the building industry. Our gross profit for the year ended June 30, 2014 was minus $1,847 compared to $2,795 for the year ended June 30, 2013 for a decrease of $4,642 or approximately 166.1% due to a decrease in sale revenues and higher cost of goods sold.

Operating Expenses

Our consolidated expenses for the year ended June 30, 2014 and 2013:

		Year	Year
		Ended	Ended
		June 30,	June 30,
		2014	2013
General and administrative expenses		$60,425	$29,902
Management fees	$	Nil	$995
Professional fees		$17,330	$47,067
Salaries and wages		$11,603	$12,364
Total Expenses		$89,358	$90,328

Our general and administrative expenses include rent, telephone and internet services, banking changes and miscellaneous office supply costs. Our professional fees include legal and accounting fees. The decrease in expenses for the year ended June 30, 2014 is primarily due to cost reduction as in professional fees we completed the listing process.

Earnings after Taxes

The net loss for the year ended June 30, 2014 was $91,205 compared to a net loss of $87,533 during the year ended June 30, 2013. The increase in loss for the year ended June 30, 2014 is primarily due to lower sale revenues, higher cost of goods sold and ongoing operating expenses.

Liquidity and Capital Resources

	At	At
	June 30,	June 30
	2014	2013
Current Assets	$967	$66,046
Current Liabilities	$83,882	$57,399
Working Capital (Deficit)	$(82,915)	$8,647

As at June 30, 2014, we were obligated to related parties, Chris Tong Tang, our president, chief executive officer and director and a number of shareholders, for $66,035 in funds advanced to us for working capital. The advances are unsecured and no interest rate or payback schedule has been established.

At June 30, 2014, our company had a cash balance and total assets of $967 and $967 compared with cash balance and total assets of $57,677 and $66,046 as at June 30, 2013. The decrease in cash and total assets were attributed primarily to ongoing operating expenses and lack of new equity financing during the year.

As at June 30, 2014, our company had total liabilities of $83,882 compared with $57,399 as at June 30, 2013. The increase was primarily attributed to a decrease in cash and cash equivalents.

As at June 30, 2014, our company had a working deficit of $82,915 compared with a working capital of $8,647 as at June 30, 2013.

		Year		Year
		Ended		Ended
		June 30,		June 30,
		2014		2013
Net Cash Provided by (Used in) Operating Activities		$(56,353)		$(64,163)
Net Cash Provided by Financing Activities	$	Nil		$120,908
Net Cash Provided by (Used In) Investing Activities	$	Nil	$	Nil
Effect of Exchange Rate Changes on Cash		$(357)		318
Net Increase (Decrease) In Cash During The Period		$(56,710)		$57,063

Cash Flow from Operating Activities

During the year ended June 30, 2014, our company used $56,353 of cash for operating activities compared with $64,163 used during the year ended June 30, 2013. The decrease in the use of cash for operating activities was primarily due to activities related to the increase of the amount due to related parties.

Cash Flow from Financing Activities

During the year ended June 30, 2014, our company received no cash for financing activities compared with $120,908 received during the year ended June 30, 2013. The decrease in the cash for financing activities was primarily due to lack of financing activities carried out by the company.

Cash Flow from Investing Activities

We have not engaged in any investing activities since inception.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment during the twelve months beginning July 1, 2015.

Personnel Plan

We do not expect any material changes in the number of employees during the twelve months beginning July 1, 2015. We do and will continue to outsource contract employment as needed.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors. Our principal capital resources have been through the subscription and issuance of common stock, although we have also used stockholder loans and advances from related parties.

Anticipated Cash Requirements

Our expenses for the twelve month period beginning from July 1, 2014 are estimated to be approximately $70,000. With our working capital deficit of $82,915 as at June 30, 2014, we will need to raise additional capital to cover our expenses for this twelve month period beginning from July 1, 2014. We plan to raise additional funding either from new share issuance or from loans from shareholders.

Estimated Expenses For the Twelve Month Period Beginning July 1, 2014
General, Administrative, and Corporate Expenses	$60,000
Operating Expenses	$10,000
Total	$70,000

At present, our cash requirements for the next 12 months (beginning July 1, 2014) outweigh the funds available to maintain or develop our business. Of the $70,000 that we require for the next 12 months, we have $967 in cash as of June 30, 2014 and a working capital deficit of $82,915. In order to improve our liquidity, we plan to pursue additional equity financing from private investors or possibly a registered public offering. We do not currently have any definitive arrangements in place for the completion of any further private placement financings and there is no assurance that we will be successful in completing any further private placement financings. If we are unable to achieve the necessary additional financing, then we plan to reduce the amounts that we spend on our business activities and administrative expenses in order to be within the amount of capital resources that are available to us.

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

Going Concern

We incurred a cumulative net loss of $193,568 during the period from inception, July 19, 2010, to June 30, 2014. We have commenced limited operations, raising substantial doubt about our ability to continue as a going concern. We will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance that we will be successful in accomplishing our objectives.

Our ability to continue as a going concern is dependent on additional sources of capital and the success of our plan. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from the outcome of this uncertainty.

Critical Accounting Policies

Basis of Presentation

Our company’s consolidated financial statements included herein are prepared under the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America. These consolidated financial statements include the financial activities of our wholly owned subsidiaries, MJP Lighting Solutions Ltd. and MJP Holdings Ltd., and 100% of our assets, liabilities and net income or loss. All inter-company balances and transactions have been eliminated.

Cash and Cash Equivalents

For purposes of the consolidated statement of cash flows, management considers liquid investments with an original maturity of three months or less to be cash equivalents. As at June 30, 2014, all cash amounts deposited in accounts were federally insured.

Inventory

Inventories recorded in the consolidated financial statements are stated at the lower of cost or market, cost being determined on the basis of weighted average. Inventory consists of lighting equipment which are all classified as finished goods.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Comprehensive (Loss) Income

Our company adopted FASB ASC 220, “Reporting Comprehensive Income”, which establishes standards for the reporting and display of comprehensive income and its components in the consolidated financial statements. Comprehensive income consists of net income and other gains and losses affecting stockholders’ equity that are excluded from net income, such as unrealized gains and losses on investments available for sale, foreign currency translation gains and losses and minimum pension liability. Since inception, our company’s other comprehensive income represents foreign currency translation adjustments.

Net Income (Loss) per Common Stock

FASB ASC 260 requires dual presentation of basic and diluted earnings per share (EPS) with a reconciliation of the numerator and denominator of the EPS computations. Basic earnings per share amounts are based on the weighted average shares of common stock outstanding. If applicable, diluted earnings per stock would assume the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. Diluted net income (loss) per stock on the potential exercise of the equity-based financial instruments is not presented where anti-dilutive.

Financial Instruments

Fair Value

The guidance for fair value measurements establishes the authoritative definition of fair value, sets out a framework for measuring fair value and outlines the required disclosures regarding fair value measurements. Fair value is the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date.

Our company uses a three-tier fair value hierarchy based upon observable and non-observable inputs as follows:

•	Level 1 – observable inputs such as quoted prices in active markets;
•	Level 2 – inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
•	Level 3 – unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Cash and cash equivalents are measured using level 1 inputs.

Assets and Liabilities that are measured at Fair Value on a Recurring Basis

The fair value hierarchy requires the use of observable market data when available. In instances in which the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement has been determined based on the lowest level input that is significant to the fair value measurement in its entirety.

Our company’s assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability.

The fair value of financial instruments consisting of cash and cash equivalents, trade and other payables and due to related parties were estimated to approximate their carrying values based on the short-term maturity of these instruments.

Risks

Financial instruments that potentially subject our company to credit risk consist principally of cash and cash equivalents.

Management does not believe our company is exposed to significant credit risk. Management, as well, does not believe our company is exposed to significant interest rate risks during the periods presented in these consolidated financial statements as our company does not hold any interest-bearing financial instruments.

Fair Value Measurements

Our company follows FASB ASC 820, Fair Value Measurements and Disclosures, for all financial instruments and non-financial instruments accounted for at fair value on a recurring basis. This new accounting standard establishes a single definition of fair value and a framework for measuring fair value, sets out a fair value hierarchy to be used to classify the source of information used in fair value measurement and expands disclosures about fair value measurements required under other accounting pronouncements. It does not change existing guidance as to whether or not an instrument is carried at fair value. Our company defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

When determining the fair value measurements for assets and liabilities, which are required to be recorded at fair value, our company considers the principal or most advantageous market in which our company would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as inherent risk, transfer restrictions and credit risk.

Our company has adopted FASB ASC 825, Financial Instruments, which allows companies to choose to measure eligible financial instruments and certain other items at fair value that are not required to be measured at fair value. Our company has not elected the fair value option for any eligible financial instruments.

Currency Risks

Our company incurs expenditures in Canadian dollars. Consequently, some assets and liabilities are exposed to Canadian dollar foreign currency fluctuations. As at June 30, 2014, cash and cash equivalents, trade and other payables and due to related parties were all denominated in Canadian dollars.

Impairment of Long-Lived Assets

Impairment losses on long-lived assets are recognized when events or changes in circumstances indicate that the undiscounted cash flows estimated to be generated by such assets are less than their carrying value and, accordingly, all or a portion of such carrying value may not be recoverable. Impairment losses are then measured by comparing the fair value of assets to their carrying amounts. No impairments of these types of assets were recognized during the year ended June 30, 2014.

Revenue Recognition

Our company recognizes revenue when persuasive evidence of an arrangement exists, shipment has occurred or services rendered, the price is fixed or determinable and payment is reasonably assured. Customers take ownership at point of sale and bear the costs and risks of delivery.

24

Income Taxes

Our company follows FASB ASC Topic 820, “Income Taxes” which requires the use of the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for future tax consequences attributable to temporary differences between the consolidated financial statements carrying amounts of existing assets and liabilities and loss carry forwards and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled. The tax consequences of most events recognized in the current year’s consolidated financial statements are included in determining income taxes currently payable. However, because tax laws and financial accounting standards differ in their recognition and measurement of assets, liabilities, equity, revenues, expenses, gains and losses, differences arise between the amount of taxable income and pre-tax financial income for a year and between the tax bases of assets or liabilities and their reported amounts in the consolidated financial statements.

Because our company assumes that the reported amounts of assets and liabilities will be recovered and settled, respectively, a difference between the tax basis of an asset or a liability and its reported amount in the balance sheet will result in a taxable or a deductible amount in some future years when the related liabilities are settled or the reported amounts of the assets are recovered, which gives rise to a deferred tax asset. Our company must then assess the likelihood that the deferred tax assets will be recovered from future taxable income and to the extent our company believes that recovery is not likely, our company must establish a valuation allowance.

Our company has adopted FASB guidance on accounting for uncertainty in income taxes which provides a consolidated financial statement recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. Under this guidance, our company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The guidance also extends to de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures.

Foreign Currency Translation

The functional currency of our company and our subsidiaries is Canadian dollars (“C$”). We maintain its financial statements in United States currency.

(i) Foreign currency transactions

Transactions in foreign currencies are initially recorded by us and our subsidiaries at their respective functional currency rates prevailing at the date of the transaction.

Monetary assets and liabilities denominated in foreign currencies are translated at the functional currency spot rate of exchange at the reporting date. All differences are taken to the consolidated statement of operations.

Non-monetary items that are measured in terms of historical cost in a foreign currency are translated using the exchange rates as at the dates of the initial transactions. Non-monetary items measured at fair value in a foreign currency are translated using the exchange rates at the date when the fair value is determined.

(ii) Foreign operations

The assets and liabilities of foreign operations are translated to U.S. dollars at exchange rates at the reporting date. The income and expenses of foreign operations are translated into U.S. dollars at exchange rates at the dates of the transactions.

25

Foreign currency differences are recognized in other comprehensive income in the accumulated of other comprehensive income (loss).

Foreign exchange gains or losses arising from a monetary item receivable from or payable to a foreign operation, the settlement of which is neither planned nor likely to occur in the foreseeable future and which in substance is considered to form part of the net investment in the foreign operation, are recognized in other comprehensive income in the cumulative amount of foreign currency translation differences.

Recent Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-11 Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (ASU 2011-11). ASU 2011-11 requires that an entity disclosure information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. ASU 2011-11 is effective for annual and interim periods beginning on or after January 1, 2013. Our company has determined that ASC 2011-11 has no impact to our consolidated financial statements.

In March 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2013-05 Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (ASC 2013-05). ASC 2013-05 requires that when a reporting entity (parent) ceases to have a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity, the parent is required to apply the guidance in Subtopic 830-30 to release any related cumulative translation adjustment into net income. Accordingly, the cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. ASC 2013-05 is effective for annual and interim periods beginning after December 15, 2013. Our company is currently assessing the impact of ASC 2013-05 on the consolidated financial statements.

In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). ASU 2013-11 provides guidance for the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. ASU 2013-11 is effective for interim and annual reporting periods beginning after December 15, 2013, with early adoption permitted. Our company is currently assessing the impact of ASU No. 2013-11 on the consolidated financial statements.

In May 2014, the FASB and the International Accounting Standards Board (IASB) issued, ASU 2014-09 (Topic 606) Revenue from Contracts with Customers. The guidance substantially converges final standards on revenue recognition between the FASB and IASB providing a framework on addressing revenue recognition issues and, upon its effective date, replaces almost all existing revenue recognition guidance, including industry-specific guidance, in current U.S. generally accepted accounting principles. The ASU is effective for annual reporting periods beginning after December 15, 2016. Our company is currently assessing the impact of ASU 2014-09 on the consolidated financial statements.

In June, 2014, the FASB issued ASU No. 2014-12, Compensation — Stock Compensation (Topic 718) Accounting for Share-based Payments when Terms of an award Provide That a Performance Target Could be Achieved after the Requisite Service Period. The Amendments in ASU 2014-12 require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. ASU 2014-12 is effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted. Our company has determined that ASU 2014-12 has no impact on the consolidated financial statements.

Item 7A.      Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

26

Item 8.        Financial Statements and Supplementary Data

27

Report of Independent Registered Public Accounting Firm

To the Board of Directors and the Stockholders of MJP International Ltd.

We have audited the accompanying consolidated balance sheets of MJP International Ltd. and its subsidiaries (the “Corporation”) as of June 30, 2014 and 2013 and the consolidated statements of operations, stockholders’ equity and cash flows for the years ended June 30, 2014 and 2013 and the period from incorporation (July 19, 2010) to June 30, 2014. These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MJP International Ltd. and its subsidiaries as of June 30, 2014 and 2013, and the results of their operations and their cash flows for the years ended June 30, 2014 and 2013, and the period from incorporation (July 19, 2010) to June 30, 2014 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Corporation has accumulated losses of $193,568 since its inception. These conditions raise substantial doubt about the Corporation’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Calgary, Alberta
September 22, 2014	Chartered Accountants

MJP International Ltd.
CONSOLIDATED BALANCE SHEETS
Stated in US dollars
(A Development Stage Company)
As at

	June 30,	June 30,
	2014	2013

ASSETS
Current
Cash and cash equivalents	$967	$57,677
Inventory	-	8,369

Total Assets	$967	$66,046

LIABILITIES
Current
Trades and other payables	$17,847	$23,791
Due to related parties (Note 3)	66,035	33,608

Total Liabilities	83,882	57,399

STOCKHOLDERS’ EQUITY (DEFICIENCY)
Common stock
Authorized
100,000,000 common stock, voting, par value $0.0001 each and 90,000,000 preferred stock, non-voting, par value $0.0001
Issued
16,108,500 (June 30, 2013 - 16,108,500) common stock (Note 4)	1,611	1,611
Additional paid in capital (Note 4)	112,195	112,195
Deficit accumulated during the development stage	(193,568)	(102,363)
Accumulated other comprehensive loss	(3,153)	(2,796)

Total Stockholders’ Equity (Deficiency)	(82,915)	8,647

Total Liabilities and Stockholders' Equity	$967	$66,046

Going Concern (Note 1)

The accompanying notes are an integral part of these consolidated financial statements

MJP International Ltd.
CONSOLIDATED STATEMENT OF OPERATIONS
Stated in US dollars
(A Development Stage Company)
For the years ended June 30, 2014 and 2013; and the period from inception (July 19, 2010) to June 30, 2014

	Year ended	Year ended	Since July 19,
	June 30,	June 30,	2010
	2014	2013	to June 30, 2014

Revenue	$8,249	$28,843	$94,849
Cost of goods sold	(10,096)	(26,048)	(72,882)
Gross profit	(1,847)	2,795	21,967

Expenses

General & administration	60,425	30,897	92,040
Professional fees	17,330	47,067	66,591
Wages & salaries	11,603	12,364	55,569
	(89,358)	(90,328)	(214,200)

Net loss before income tax	(91,205)	(87,533)	(192,233)

Income tax expense	-	-	1,335

Net loss	(91,205)	(87,533)	(193,568)

Other comprehensive income
Foreign currency adjustment	(357)	(3,048)	(4,153)

Comprehensive loss	$(91,562)	$(90,581)	$(197,721)

Basic and diluted loss per stock	$(0.006)	$(0.006)

Weighted average number of shares outstanding	16,108,500	14,165,293

The accompanying notes are an integral part of these consolidated financial statements

MJP International Ltd.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Stated in US dollars
(A Development Stage Company)

				Accumulated
				Other
	Common Stock		Additional	Comprehensive
	Shares	Amount	Paid in Capital	Income (Loss)	Deficit	Total
Balance, July 19, 2010	12,000,000	$1,200	$(1,096)	$-	$-	$104
Net income for the period	-	-	-	-	(17,693)	(17,693)
Other comprehensive income for the period	-	-	-	(684)	-	(684)

Balance, June 30, 2011	12,000,000	$1,200	$(1,096)	$(684)	$(17,693)	$(18,273)
Net income for the year	-	-	-	-	2,863	2,863
Other comprehensive income for the year	-	-	-	936	-	936

Balance, June 30, 2012	12,000,000	$1,200	$(1,096)	$252	$(14,830)	$(14,474)

Recapitalization	150,000	15	(6,992)	-	-	(6,977)
Stock issued for private placement	3,958,500	396	120,283	-	-	120,679
Net loss for the year	-	-	-	-	(87,533)	(87,533)
Other comprehensive loss for the year	-	-	-	(3,048)	-	(3,048)

Balance, June 30, 2013	16,108,500	$1,611	$112,195	$(2,796)	$(102,363)	$8,647

Net loss for the period	-	-	-	-	(91,205)	(91,205)
Other comprehensive loss for the period	-	-	-	(357)	-	(357)

Balance, June 30, 2014	16,108,500	$1,611	$112,195	$(3,153)	$(193,568)	$(82,915)

The accompanying notes are an integral part of these consolidated financial statements

MJP International Ltd.
CONSOLIDATED STATEMENT OF CASH FLOWS
Stated in US dollars
(A Development Stage Company)
For the year ended June 30, 2014 and 2013; and the period from inception (July 19, 2010) to June 30, 2014

	Year ended	Year ended	Since July 19,
	June 30,	June 30,	2010
	2014	2013	to June 30, 2014
Operating activities
Net loss for the period	$(91,205)	$(87,533)	$(193,568)
Changes in non-cash working capital:
Trades receivable	-	338	-
Inventory	8,369	475	-
Trade and other payables	(5,944)	6,620	18,465
Due to related parties	32,427	15,937	66,035

Net cash used in operating activities	(56,353)	(64,163)	(109,068)

Financing activities
Cash from acquisition	-	229	382
Common stock issued	-	120,679	113,806

Net cash provided by financing activities	-	120,908	114,188

Effect of exchange rate changes on cash	(357)	318	(4,153)

Net cash increase (decrease) for period	(56,710)	57,063	967

Cash and cash equivalents, beginning of the period	57,677	614	-

Cash and cash equivalents, end of the period	$967	$57,677	$967

The accompanying notes are an integral part of these consolidated financial statements

MJP INTERNATIONAL LTD. (A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the years ended June 30, 2014 and 2013 and
from the period from inception (July 19, 2010) to June 30, 2014

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

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Corporation and its subsidiaries will be able to meet its obligations and continue its operations for next fiscal year. Realization values may be substantially different from carrying values as shown and these consolidated financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Corporation be unable to continue as a going concern. At June 30, 2014, the Corporation had not yet achieved profitable operations and has accumulated losses of $193,568 since its inception. The Corporation expects to incur further losses in the development of its business, all of which casts substantial doubt about the Corporation’s ability to continue as a going concern. The Corporation’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management anticipates that additional funding will be in the form of equity financing from the sale of common stock. Management may also seek to obtain short-term loans from the directors of the Corporation. There are no current arrangements in place for equity funding or short-term loans.

MJP INTERNATIONAL LTD. (A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the years ended June 30, 2014 and 2013 and
from the period from inception (July 19, 2010) to June 30, 2014

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Corporation’s consolidated financial statements included herein are prepared under the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America. These consolidated financial statements include the financial activities of its wholly owned subsidiaries, MJP Lighting Solutions Ltd. and MJP Holdings Ltd., and 100 percent of its assets, liabilities and net income or loss. All inter-company balances and transactions have been eliminated.

Cash and Cash Equivalents

For purposes of the consolidated statement of cash flows, management considers liquid investments with an original maturity of three months or less to be cash equivalents. As at June 30, 2014, all cash amounts deposited in accounts were federally insured.

Inventory

Inventories recorded in the consolidated financial statements are stated at the lower of cost or market, cost being determined on the basis of weighted average. Inventory consists of lighting equipment which are all classified as finished goods.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Comprehensive (Loss) Income

The Corporation adopted FASB ASC 220, “Reporting Comprehensive Income”, which establishes standards for the reporting and display of comprehensive income and its components in the consolidated financial statements. Comprehensive income consists of net income and other gains and losses affecting stockholders’ equity that are excluded from net income, such as unrealized gains and losses on investments available for sale, foreign currency translation gains and losses and minimum pension liability. Since inception, the Corporation’s other comprehensive income represents foreign currency translation adjustments.

Net Income (Loss) per Common Stock

FASB ASC 260 requires dual presentation of basic and diluted earnings per share (EPS) with a reconciliation of the numerator and denominator of the EPS computations. Basic earnings per share amounts are based on the weighted average shares of common stock outstanding. If applicable, diluted earnings per stock would assume the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. Diluted net income (loss) per stock on the potential exercise of the equity-based financial instruments is not presented where anti-dilutive.

MJP INTERNATIONAL LTD. (A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the years ended June 30, 2014 and 2013 and
from the period from inception (July 19, 2010) to June 30, 2014

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

Financial Instruments

Fair Value

The guidance for fair value measurements establishes the authoritative definition of fair value, sets out a framework for measuring fair value and outlines the required disclosures regarding fair value measurements. Fair value is the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date.

The Corporation uses a three-tier fair value hierarchy based upon observable and non-observable inputs as follows:

•	Level 1 – observable inputs such as quoted prices in active markets;
•	Level 2 – inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
•	Level 3 – unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Cash and cash equivalents are measured using level 1 inputs.

Assets and Liabilities that are measured at Fair Value on a Recurring Basis

The fair value hierarchy requires the use of observable market data when available. In instances in which the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement has been determined based on the lowest level input that is significant to the fair value measurement in its entirety.

The Corporation’s assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability.

The fair value of financial instruments consisting of cash and cash equivalents, trade and other payables and due to related parties were estimated to approximate their carrying values based on the short-term maturity of these instruments.

Risks

Financial instruments that potentially subject the Corporation to credit risk consist principally of cash and cash equivalents.

Management does not believe the Corporation is exposed to significant credit risk. Management, as well, does not believe the Corporation is exposed to significant interest rate risks during the periods presented in these consolidated financial statements as the Corporation does not hold any interest-bearing financial instruments.

MJP INTERNATIONAL LTD. (A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the years ended June 30, 2014 and 2013 and
from the period from inception (July 19, 2010) to June 30, 2014

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

Fair Value Measurements

The Corporation follows FASB ASC 820, Fair Value Measurements and Disclosures, for all financial instruments and non-financial instruments accounted for at fair value on a recurring basis. This new accounting standard establishes a single definition of fair value and a framework for measuring fair value, sets out a fair value hierarchy to be used to classify the source of information used in fair value measurement and expands disclosures about fair value measurements required under other accounting pronouncements. It does not change existing guidance as to whether or not an instrument is carried at fair value. The Corporation defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

When determining the fair value measurements for assets and liabilities, which are required to be recorded at fair value, the Corporation considers the principal or most advantageous market in which the Corporation would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as inherent risk, transfer restrictions and credit risk.

The Corporation has adopted FASB ASC 825, Financial Instruments, which allows companies to choose to measure eligible financial instruments and certain other items at fair value that are not required to be measured at fair value. The Corporation has not elected the fair value option for any eligible financial instruments.

Currency Risks

The Corporation incurs expenditures in Canadian dollars. Consequently, some assets and liabilities are exposed to Canadian dollar foreign currency fluctuations. As at June 30, 2014, cash and cash equivalents, trade and other payables and due to related parties were all denominated in Canadian dollars.

Impairment of Long-Lived Assets

Impairment losses on long-lived assets are recognized when events or changes in circumstances indicate that the undiscounted cash flows estimated to be generated by such assets are less than their carrying value and, accordingly, all or a portion of such carrying value may not be recoverable. Impairment losses are then measured by comparing the fair value of assets to their carrying amounts. No impairments of these types of assets were recognized during the year ended June 30, 2014.

Revenue Recognition

The Corporation recognizes revenue when persuasive evidence of an arrangement exists, shipment has occurred or services rendered, the price is fixed or determinable and payment is reasonably assured. Customers take ownership at point of sale and bear the costs and risks of delivery.

MJP INTERNATIONAL LTD. (A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the years ended June 30, 2014 and 2013 and
from the period from inception (July 19, 2010) to June 30, 2014

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

Income Taxes

The Corporation follows FASB ASC Topic 820, “Income Taxes” which requires the use of the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for future tax consequences attributable to temporary differences between the consolidated financial statements carrying amounts of existing assets and liabilities and loss carry forwards and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled. The tax consequences of most events recognized in the current year’s consolidated financial statements are included in determining income taxes currently payable. However, because tax laws and financial accounting standards differ in their recognition and measurement of assets, liabilities, equity, revenues, expenses, gains and losses, differences arise between the amount of taxable income and pre-tax financial income for a year and between the tax bases of assets or liabilities and their reported amounts in the consolidated financial statements.

Because the Corporation assumes that the reported amounts of assets and liabilities will be recovered and settled, respectively, a difference between the tax basis of an asset or a liability and its reported amount in the balance sheet will result in a taxable or a deductible amount in some future years when the related liabilities are settled or the reported amounts of the assets are recovered, which gives rise to a deferred tax asset. The Corporation must then assess the likelihood that the deferred tax assets will be recovered from future taxable income and to the extent the Corporation believes that recovery is not likely, the Corporation must establish a valuation allowance.

The Corporation has adopted FASB guidance on accounting for uncertainty in income taxes which provides a consolidated financial statement recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. Under this guidance, the Corporation may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The guidance also extends to de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures.

Foreign Currency Translation

The functional currency of the Corporation and its subsidiaries is Canadian dollars (“C$”). The Corporation maintains its financial statements in United States currency.

(i) Foreign currency transactions

Transactions in foreign currencies are initially recorded by the Corporation and its subsidiaries at their respective functional currency rates prevailing at the date of the transaction.

Monetary assets and liabilities denominated in foreign currencies are translated at the functional currency spot rate of exchange at the reporting date. All differences are taken to the consolidated statement of operations.

MJP INTERNATIONAL LTD. (A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the years ended June 30, 2014 and 2013 and
from the period from inception (July 19, 2010) to June 30, 2014

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

Non-monetary items that are measured in terms of historical cost in a foreign currency are translated using the exchange rates as at the dates of the initial transactions. Non-monetary items measured at fair value in a foreign currency are translated using the exchange rates at the date when the fair value is determined.

(ii) Foreign operations

The assets and liabilities of foreign operations are translated to U.S. dollars at exchange rates at the reporting date. The income and expenses of foreign operations are translated into U.S. dollars at exchange rates at the dates of the transactions.

Foreign currency differences are recognized in other comprehensive income in the accumulated other comprehensive income (loss).

Foreign exchange gains or losses arising from a monetary item receivable from or payable to a foreign operation, the settlement of which is neither planned nor likely to occur in the foreseeable future and which in substance is considered to form part of the net investment in the foreign operation, are recognized in other comprehensive income in the cumulative amount of foreign currency translation differences.

Recent Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-11 Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (ASC 2011-11). ASC 2011-11 requires that an entity disclosure information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. ASC 2011-11 is effective for annual and interim periods beginning on or after January 1, 2013. The Corporation has determined that ASC 2011-11 has no impact to the consolidated financial statements.

In March 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2013-05 Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (ASC 2013-05). ASC 2013-05 requires that when a reporting entity (parent) ceases to have a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity, the parent is required to apply the guidance in Subtopic 830-30 to release any related cumulative translation adjustment into net income. Accordingly, the cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. ASC 2013-05 is effective for annual and interim periods beginning after December 15, 2013. The Corporation is currently assessing the impact of ASC 2013-05 on the consolidated financial statements.

MJP INTERNATIONAL LTD. (A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the years ended June 30, 2014 and 2013 and
from the period from inception (July 19, 2010) to June 30, 2014

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). ASU 2013-11 provides guidance for the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. ASU 2013-11 is effective for interim and annual reporting periods beginning after December 15, 2013, with early adoption permitted. The Corporation is currently assessing the impact of ASU No. 2013-11 on the consolidated financial statements.

In May 2014, the FASB and the International Accounting Standards Board (IASB) issued, ASU 2014-09 (Topic 606) Revenue from Contracts with Customers. The guidance substantially converges final standards on revenue recognition between the FASB and IASB providing a framework on addressing revenue recognition issues and, upon its effective date, replaces almost all existing revenue recognition guidance, including industry-specific guidance, in current U.S. generally accepted accounting principles. The ASU is effective for annual reporting periods beginning after December 15, 2016. The Corporation is currently assessing the impact of ASU 2014-09 on the consolidated financial statements.

In June, 2014, the FASB issued ASU No. 2014-12, Compensation — Stock Compensation (Topic 718) Accounting for Share-based Payments when Terms of an award Provide That a Performance Target Could be Achieved after the Requisite Service Period. The Amendments in ASU 2014-12 require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. ASU 2014-12 is effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted. The Corporation has determined that ASU 2014-12 has no impact on the consolidated financial statements.

NOTE 3 – DUE TO RELATED PARTIES

During the year ended June 30, 2014, the Corporation paid wages of $11,603 (2013 - $12,364) to an officer and shareholder of the Corporation. This amount includes equals 12 monthly payroll expenses at C$1,035 per month. Of this amount, $8,135 is included in trade and other payables.

As at June 30, 2014, the Corporation was obligated to shareholders for funds advanced to the Corporation for working capital, in the amount of $66,035(C$70,497) (2013 - $33,608, C$35,329). The advances are unsecured and no interest rate or payback schedule has been established.

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

As at June 30, 2014, there were no warrants or options outstanding (2013 – nil).

MJP INTERNATIONAL LTD. (A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the years ended June 30, 2014 and 2013 and
from the period from inception (July 19, 2010) to June 30, 2014

NOTE 5 – INCOME TAXES

a)    The significant components of the Corporation’s deferred income tax asset are as follows:

	2014	2013

Non-capital losses	$22,399	$9,000

Listing fees	19,209	16,691

Valuation allowance	(41,608)	(25,691)

	-	-

b)    The rate reconciliation is as follows:

	2014	2013

Net (loss) income before income tax	$(91,205)	$(87,533)

Expected (recovery) expense at statutory rate 34% (2013 – 34%)	(31,010)	(29,761)

Non-deductible expenses	-	1,337

Listing fees	-	(556)

Differential between Canadian and US tax rates	(10,598)	3,289

Change in deferred tax benefits not recognized	41,608	25,691

	$-	$-

The Corporation has $53,949 of loss carry forwards in the United States that begin to expire in 2033. The Corporation has $53,539 of loss carry forwards in Canada that begin to expire in 2033. No tax benefits have been recognized in these consolidated financial statements as the criteria for recognition has not been met.

Item 9.        Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There were no disagreements related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and interim periods.

Item 9A.      Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2014.

Our management, with the participation of our president (our principal executive officer, principal accounting officer and principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on this evaluation, our president (our principal executive officer, principal accounting officer and principal financial officer) has concluded that, as of the end of such period, our disclosure controls and procedures were not effective to ensure that information that is required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our president (our principal executive officer and our principal accounting officer and principal financial officer), as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting is a process designed by, or under the supervision of, our president (our principal executive officer and our principal accounting officer and principal financial officer), to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of our company are being made only in accordance with authorizations of management and directors of our company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our company’s assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

Further, the evaluation of the effectiveness of internal control over financial reporting was made as of a specific date, and continued effectiveness in future periods is subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has conducted, with the participation of our president (our principal executive officer and our principal accounting officer and principal financial officer), an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2014 in accordance with the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control — Integrated Framework. Based on this assessment, management concluded that as of June 30, 2014, our company’s internal control over financial reporting was not effective based on present company activity. Our company is in the process of adopting specific internal control mechanisms with our board and officers’ collaboration to ensure effectiveness as we grow. We are presently engaging an outside consultant to assist in adopting new measures to improve upon our internal controls. Future controls, among other things, will include more checks and balances and communication strategies between the management and the board to ensure efficient and effective oversight over company activities as well as more stringent accounting policies to track and update our financial reporting.

This annual report does not include an attestation report from our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only the management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended June 30, 2014 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.      Other Information

None.

PART III

Item 10.      Directors, Executive Officers and Corporate Governance

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Allan Y.L. Fung	Secretary, Treasurer and Director	31	October 24, 2012
Chris Tong Tang	President, Chief Executive Officer, and Director	48	December 21, 2012

Business Experience

The following is a brief account of the education and business experience during at least the past five years of our directors and executive officers, indicating their principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Allan Y.L. Fung - Secretary, Treasurer and Director

Allan Y.L. Fung, has acted as secretary, treasurer and as a director of our company since October 24, 2012. Mr. Fung has worked as a consultant in the accounting field since 2004, overseeing bookkeeping and financial reporting for a numbers of junior private and public companies. From 2004 through 2005, Mr. Fung was employed at AC Capital Inc., a financial consulting and advisory firm based in Calgary, Alberta. In 2006, he established Nofa Accounting Services Ltd. Since then, in addition to providing accounting services, he has also involved in taxation reporting and various audit services.

Chris Tong Tang – President, Chief Executive Officer and Director

Chris Tong Tang, has acted as president, chief executive officer and director of our company since December 21, 2012. Mr. Tang is an entrepreneur with over 20 years business experience working in China and Canada. In 1989, Mr. Tang attained a civil engineering degree at the Guangdong University of Technology. Upon graduation, Mr. Tang was employed for three years at The Architectural Design & Research Institute of Guangdong Province. After leaving his employment at the institute in 1992, Mr. Tang founded companies in Guangzhou, Shanghai, and Jinan, Shandong, specializing in the sale of firefighting equipment and related technologies. In 2001, after selling his businesses in China, Mr. Tang immigrated to Canada. In 2005, he established a trading company, J&P Trading Company Ltd., a company engaged in the import and export f gifts and memorabilia. Recognizing the potential that the booming Chinese market has to offer in LED products and technology, he established MJP Holdings Ltd. in July, 2010 as an LED distribution company. Since establishing the company, Mr. Tang has been traveling to China on a regular basis and has established a network of suppliers and contacts throughout mainland China. Mr. Tang wishes to utilize his extensive interpersonal and business experience in China to introduce quality LED products to the North American and other international markets.

Our company believes that Mr. Fung’s educational background, accounting and business experience give him the qualifications and skills necessary to serve as Director, Secretary and Treasurer of our company. Our company believes that Mr. Tang’s educational background, operational and business experience give him the qualifications and skills necessary to serve as Director, President and Chief Executive Officer of our company. Our board of directors now consists solely of both Mr. Fung and Mr. Tang.

Significant Employees

There are no individuals other than our executive officers who make a significant contribution to our business.

Family Relationships

There are no family relationships between any of our directors, executive officers and proposed directors or executive officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

1.	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

2.

had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

3.

been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

4.

been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

5.

been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6.

been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26)), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29)), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Other Directorships

Our directors do not hold any other directorships in any company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of section 15(d) of such Act or any company registered as an investment company under the Investment Company Act of 1940.

Board of Directors and Director Nominees

The Board will consider candidates for directors proposed by security holders, although no formal procedures for submitting candidates have been adopted. Unless otherwise determined, at any time not less than 90 days prior to the next annual Board meeting at which a slate of director nominees is adopted, the Board will accept written submissions from proposed nominees that include the name, address and telephone number of the proposed nominee; a brief statement of the nominee’s qualifications to serve as a director; and a statement as to why the security holder submitting the proposed nominee believes that the nomination would be in the best interests of our security holders. If the proposed nominee is not the same person as the security holder submitting the name of the nominee, a letter from the nominee agreeing to the submission of his or her name for consideration should be provided at the time of submission. The letter should be accompanied by a résumé supporting the nominee’s qualifications to serve on the Board, as well as a list of references.

The Board identifies director nominees through a combination of referrals from different people, including management, existing Board members and security holders. Once a candidate has been identified, the Board reviews the individual’s experience and background and may discuss the proposed nominee with the source of the recommendation. If the Board believes it to be appropriate, Board members may meet with the proposed nominee before making a final determination whether to include the proposed nominee as a member of the slate of director nominees submitted to security holders for election to the Board.

Some of the factors which the Board considers when evaluating proposed nominees include their knowledge of and experience in business matters, finance, capital markets and mergers and acquisitions. The Board may request additional information from each candidate prior to reaching a determination, and it is under no obligation to formally respond to all recommendations, although as a matter of practice, it will endeavor to do so.

Board and Committee Meetings

Our board of directors held no formal meetings during the year ended June 30, 2014. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

For the year ended June 30, 2014, there was no standing nominating committee or committee performing similar functions for our company. Mr. Tong and Mr. Fung participate in the consideration of director nominees.

Conflicts of Interest

Our directors are not obligated to commit their full time and attention to our business and, accordingly, they may encounter a conflict of interest in allocating their time between our operations and those of other businesses. In the course of their other business activities, they may become aware of investment and business opportunities which may be appropriate for presentation to us as well as other entities to which they owe a fiduciary duty. As a result, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. They may also in the future become affiliated with entities, engaged in business activities similar to those we intend to conduct.

In general, officers and directors of a corporation are required to present business opportunities to a corporation if:

  the corporation could financially undertake the opportunity;
  the opportunity is within the corporation’s line of business; and
  it would be unfair to the corporation and its stockholders not to bring the opportunity to the attention of the corporation.

We plan to adopt a code of ethics that obligates our directors, officers and employees to disclose potential conflicts of interest and prohibits those persons from engaging in such transactions without our consent.

Code of Ethics

We have not adopted a code of ethics that applies to our officers, directors and employees. When we do adopt a code of ethics, we will disclose it in a Current Report on Form 8-K.

Audit Committee

We do not currently have an audit committee or a committee performing similar functions. The board of directors as a whole participates in the review of financial statements and disclosure.

Section 16(a) of the Securities Exchange Act of 1934

Our common stock is not registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, our officers, directors, and principal stockholders are not subject to the beneficial ownership reporting requirements of Section 16(a) of the Exchange Act.

Item 11.      Executive Compensation

The particulars of the compensation paid to the following persons:

(a)	our principal executive officer;

(b)	our principal financial officer;

(c)	each of our three most highly compensated executive officers who were serving as executive officers at the end of the years ended June 30, 2014 and 2013; and

(d)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended June 30, 2014 and 2013, whom we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

Summary Compensation Table(1)
Name and Principal Position	Year	Salary (S)	Total ($)
(a)	(b)	(c)	(j)
Allan Y.L. Fung	2014	Nil	Nil
	2013	Nil	Nil
Chris Tong Tang	2014	11,603	11,603
	2013	12,364	12,364

(1)

We have omitted certain columns in the summary compensation table pursuant to Item 402(a)(5) of Regulation S-K as no compensation was awarded to, earned by, or paid to any of the executive officers or directors required to be reported in that table or column in any fiscal year covered by that table.

Narrative Disclosure to Summary Compensation Table

There are no employment contracts, compensatory plans or arrangements, including payments to be received from our company with respect to any executive officer, that would result in payments to such person because of his or her resignation, retirement or other termination of employment with our company, or its subsidiaries, any change in control, or a change in the person’s responsibilities following a change in control of our company.

Options Grants During the Last Fiscal Year / Stock Option Plans

We do not currently have a stock option plan in favor of any director, officer, consultant or employee of our company. No individual grants of stock options, whether or not in tandem with stock appreciation rights known as SARs or freestanding SARs have been made to any executive officer or director during the last fiscal year; accordingly, no stock options have been granted or exercised by any of the officers or directors during our last fiscal year.

Aggregated Options Exercises in Last Fiscal Year

No individual grants of stock options, whether or not in tandem with stock appreciation rights known as SARs or freestanding SARs have been made to any executive officer or any director during our last fiscal year; accordingly, no stock options have been granted or exercised by any of the officers or directors since during our last fiscal year.

Long-Term Incentive Plans and Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance. No individual grants or agreements regarding future payouts under non-stock price-based plans have been made to any executive officer or any director or any employee or consultant since our inception; accordingly, no future payouts under non-stock price-based plans or agreements have been granted or entered into or exercised by any of the officers or directors or employees or consultants since we were founded.

Outstanding Equity Awards at Fiscal Year End

No equity awards were outstanding as of the year ended June 30, 2014.

Compensation of Directors

The members of our board of directors are not compensated by our company for acting as such. Directors are reimbursed for reasonable out-of-pocket expenses incurred. There are no arrangements pursuant to which directors are or will be compensated in the future for any services provided as a director.

We do not have any agreements for compensating our directors for their services in their capacity as directors, although such directors are expected in the future to receive stock options to purchase shares of our common stock as awarded by our board of directors.

We have determined that none of our directors are independent directors, as that term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(15) of the NASDAQ Marketplace Rules.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the board of directors or a committee thereof.

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

Indebtedness of Directors, Senior Officers, Executive Officers and Other Management

None of our directors or executive officers or any associate or affiliate of our company during the last two fiscal years, is or has been indebted to our company by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding.

Item 12.      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of September 19, 2014, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Class
Allan Y. L. Fung(2) 619 33 Avenue N.E., Calgary, AB, Canada T2E 8Z1	Nil	Nil
Chris Tong Tang(3) Room 803, #39 Pantang Chongkou Shang Street, Liwan District, Guangzhou, China	3,500,000 common	21.73%
Directors and Executive Officers as a Group(1)	3,500,000 common	21.73%
Mario Todd Unit H, 1/F, Tower 7, Metro City, Phase 2, Tseung Kwan O, Hong Kong	2,500,000 common	15.52%
Qing Cao Suite 401, #16, Cang Qian Xin Jie, YueXiu District, Guangzhou, China	1,500,000 common	9.31%
Yuet Ha Ng Room 2523, 25/F, King Min House, King Lam Estate, Tseung Kwan O, NT, Hong Kong	1,500,000 common	9.31%
Zhao Hui Ma 281 Pantego View N.W., Calgary, AB, Canada T3K 0N6	3,000,000 common	18.62%
All 5%+ Shareholders as a Group	8,500,000 common	52.77%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on September 19, 2014. As of September 19, 2014, there were 16,108,500 shares of our company’s common stock issued and outstanding.

(2)	Allan Y.L. Fung, has acted as secretary, treasurer and as a director of our company since October 24, 2012

(3)	Chris Tong Tang, has acted as president, chief executive officer and director of our company since December 21, 2012.

Changes in Control

We are unaware of any contract or other arrangement or provisions of our Articles or Bylaws the operation of which may at a subsequent date result in a change of control of our company. There are not any provisions in our Articles or Bylaws, the operation of which would delay, defer, or prevent a change in control of our company.

Item 13.      Certain Relationships and Related Transactions and Director Independence

Except as disclosed below, there have been no transactions or proposed transactions in which the amount involved exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years in which any of our directors, executive officers or beneficial holders of more than 5% of the outstanding shares of our common stock, or any of their respective relatives, spouses, associates or affiliates, has had or will have any direct or material indirect interest.

As at June 30, 2014, we were obligated to related parties, Chris Tong Tang, our president, chief executive officer and director, for $38,778 in funds advanced to us for working capital. The advances are unsecured and no interest rate or payback schedule has been established.

There are only three parties charging consulting or administration fees to our company. At this moment, there are no written agreements between our company and Chris Tong Tang or Allan Y.L. Fung. They invoice our company their fees monthly as described below.

Chris Tong Tang, president and chief executive officer of our company, invoices our company a lump sum monthly fee of $1,000 for covering the rent of office space in Guangzhou, China and other office and administration expenses.

Allan Y.L. Fung, the secretary and treasurer of our company, charges our company a lump sum monthly fee of $750 for providing accounting services to our company.

Director Independence

We currently act with two directors. We have determined that we do not have a director that would qualify as an “independent director” as defined by Nasdaq Marketplace Rule 4200(a)(15).

We do not have a standing audit, compensation or nominating committee, but our entire board of directors’ acts in such capacities. We believe that our board of directors is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The board of directors of our company does not believe that it is necessary to have a standing audit, compensation or nominating committee because we believe that the functions of such committees can be adequately performed by the board of directors. Additionally, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development.

Indemnification

Our Bylaws provide that we will indemnify our directors and officers to the fullest extent not prohibited by Nevada law.

The general effect of the foregoing is to indemnify a control person, officer or director from liability, thereby making us responsible for any expenses or damages incurred by such control person, officer or director in any action brought against them based on their conduct in such capacity, provided they did not engage in fraud or criminal activity.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to our directors, officers or control persons pursuant to the foregoing provisions, we have been informed that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

Item 14.      Principal Accountant Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended June 30, 2014 and for fiscal year ended June 30, 2013 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	June 30, 2014 $	June 30, 2013 $
Audit Fees	8,500	8,500
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	6,400	Nil
Total	14,900	8,500

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

PART IV

Item 15.      Exhibits and Financial Statement Schedules

(a)	Financial Statements

	(1)	Financial statements for our company are listed in the index under Item 8 of this document

	(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibit
Number	Description
(3)	Articles of Incorporation and Bylaws

3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1 filed on April 26, 2013).

3.2	Bylaws (incorporated by reference to our Registration Statement on Form S-1 filed on April 26, 2013).

(10)	Material Contracts

10.1	Letter of Authorization with Gysun Opto-Electronic Co. Ltd. (incorporated by reference to our Registration Statement on Form S-1 filed on April 26, 2013).

(21)	Subsidiaries of Registrant

21.1	MJP Lightings Solutions Ltd. a British Virgin Islands corporation (wholly owned)
MJP Holdings Ltd., an Alberta, Canada corporation (wholly owned)
(incorporated by reference to our Registration Statement on Form S-1/A filed on July 24, 2013)

(31)	Rule 13a-14(a)/15d-14(a) Certification

31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

(32)	Section 1350 Certifications

32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

101**	Interactive Data Files

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MJP INTERNATIONAL LTD.

Dated: September 29, 2014	By:	/s/ Chris Tong Tang
Chris Tong Tang
President, Chief Executive Officer and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: September 29, 2014	By:	/s/ Chris Tong Tang
Chris Tong Tang
President, Chief Executive Officer and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)

Dated: September 29, 2014	By:	/s/ Allan Y. L. Fung
Allan Y. L. Fung
Secretary, Treasurer and Director