Form 10-Q
period 2014-09-30
MJP INTERNATIONAL LTD.
filed 2014-11-07
CIK 1575420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________________________ to _________________________________

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

16,108,500 common shares issued and outstanding as of November 7, 2014.

PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements

Our unaudited condensed interim consolidated financial statements for the three month period ended September 30, 2014 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

MJP International Ltd.
CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS
Stated in US Dollars
(A Development Stage Company)

	September 30,	June 30,
	2014	2014
	(Unaudited)	(Audited)
ASSETS
Current
Cash and cash equivalents	$1,707	$967
Total Assets	$1,707	$967

LIABILITIES
Current
Trades and other payables	$22,369	$17,847
Due to related parties (Note 3)	68,536	66,035
Total Liabilities	90,905	83,882

STOCKHOLDERS' DEFICIENCY
Capital Stock
Authorized 100,000,000 common stock, voting, par value $0.0001 each 90,000,000 preferred stock, non-voting, par value $0.0001 each Issued 16,108,500 (June 30, 2014 - 16,108,500) common stock (Note 4)	1,611	1,611
Additional paid in capital (Note 4)	112,195	112,195
Deficit accumulated during the development stage	(204,090)	(193,568)
Accumulated other comprehensive loss	1,086	(3,153)
Total Stockholders' Deficiency	(89,198)	(82,915)
Total Liabilities and Stockholders' Equity	$1,707	$967

Going Concern (Note 1)

The accompanying notes are an integral part of these condensed interim consolidated financial statements
F-1

MJP International Ltd.
CONDENSED INTERIM CONSOLIDATED STATEMENT OF OPERATIONS
Stated in US Dollars
(A Development Stage Company)
For the three months ended September 30, 2014 and 2013;
and the period from inception (July 19, 2010) to September 30, 2014
(Unaudited)

	Three months	Three months
	ended	ended	Since July 19, 2010
	September 30,	September 30,	to September 30,
	2014	2013	2014

Revenue	$2,015	$2,749	$96,864

Cost of goods sold	(1,632)	(1,149)	(74,514)

Gross profit	383	1,600	22,350

Expenses

General & administration	8,054	13,061	100,094
Professional fees	-	792	66,591
Wages & salaries	2,851	2,983	58,420
	(10,905)	(16,836)	(225,105)

Net loss before income tax	(10,522)	(15,236)	(202,755)

Income tax expense	-	-	1,335

Net loss	(10,522)	(15,236)	(204,090)

Other comprehensive income
Foreign currency adjustment	4,239	5	86

Comprehensive loss	$(6,283)	$(15,231)	$(204,004)

Basic and diluted loss per stock	$(0.001)	$(0.001)

Weighted average number of shares outstanding	16,108,500	16,108,500

The accompanying notes are an integral part of these condensed interim consolidated financial statements
F-2

MJP International Ltd.
CONDENSED INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Stated in US Dollars
(A Development Stage Company)

	Common Stock			Accumulated Other
			Additional Paid	Comprehensive
	Shares	Amount	in Capital	Income (Loss)	Deficit	Total
Balance, July 19, 2010	12,000,000	$1,200	$(1,096)	$-	$-	$104
Net loss for the period	-	-	-	-	(17,693)	(17,693)
Other comprehensive loss for the period	-	-	-	(684)	-	(684)
Balance, June 30, 2011	12,000,000	$1,200	$(1,096)	$(684)	$(17,693)	$(18,273)
Net income for the year	-	-	-	-	2,863	2,863
Other comprehensive income for the year	-	-	-	936	-	936
Balance, June 30, 2012	12,000,000	$1,200	$(1,096)	$252	$(14,830)	$(14,474)
Recapitalization	150,000	15	(6,992)	-	-	(6,977)
Stock issued for private placement	3,958,500	396	120,283	-	-	120,679
Net loss for the year	-	-	-	-	(87,533)	(87,533)
Other comprehensive loss for the year	-	-	-	(3,048)	-	(3,048)
Balance, June 30, 2013	16,108,500	$1,611	$112,195	$(2,796)	$(102,363)	$8,647
Net loss for the period	-	-	-	-	(91,205)	(91,205)
Other comprehensive loss for the period	-	-	-	(357)	-	(357)
Balance, June 30, 2014	16,108,500	$1,611	$112,195	$(3,153)	$(193,568)	$(82,915)
Net loss for the period	-	-	-	-	(10,522)	(10,522)
Other comprehensive income for the period	-	-	-	4,239	-	4,239
Balance, September 30, 2014	16,108,500	$1,611	$112,195	$1,086	$(204,090)	$(89,198)

The accompanying notes are an integral part of these condensed interim consolidated financial statements
F-3

MJP International Ltd.
CONDENSED INTERIM CONSOLIDATED STATEMENT OF OPERATIONS
Stated in US Dollars
(A Development Stage Company)
For the three months ended September, 2014 and 2013;
and the period from inception (July 19, 2010) to September 30, 2014
(Unaudited)

	Three months	Three months	Since July 19,
	ended	ended	2010 to
	September 30,	September 30,	September 30,
	2014	2013	2014
Operating activities
Net loss for the period	$(10,522)	$(15,236)	$(204,090)
Changes in non-cash working capital:
Trades receivable	-	(1,021)	-
Prepaid expenses	-	(1,458)	-
Inventory	-	(185)	-
Trade and other payables	4,522	(6,734)	22,987
Due to related parties	2,501	(2,914)	68,536

Net cash used in operating activities	(3,499)	(27,548)	(112,567)

Financing activities
Cash from acquisition	-	-	382
Common stock issued	-	-	113,806

Net cash provided by financing activities	-	-	114,188

Effect of exchange rate changes on cash	4,239	5	86

Net cash increase (decrease) for period	740	(27,543)	1,707

Cash and cash equivalents, beginning of the period	967	57,677	-

Cash and cash equivalents, end of the period	$1,707	$30,134	$1,707

The accompanying notes are an integral part of these condensed interim consolidated financial statements
F-4

MJP International Ltd.
CONDENSED INTERIM CONSOLIDATED STATEMENT OF OPERATIONS
Stated in US Dollars
(A Development Stage Company)
For the three months ended September, 2014 and 2013;
and the period from inception (July 19, 2010) to September 30, 2014
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

These interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Corporation and its subsidiaries will be able to meet its obligations and continue its operations for next fiscal year. Realization values may be substantially different from carrying values as shown and these interim consolidated financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Corporation be unable to continue as a going concern. At September 30, 2014, the Corporation had not yet achieved profitable operations and has accumulated losses of $204,090 since its inception. The Corporation expects to incur further losses in the development of its business, all of which casts substantial doubt about the Corporation’s ability to continue as a going concern. The Corporation’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management anticipates that additional funding will be in the form of equity financing from the sale of common stock. Management may also seek to obtain short-term loans from the directors of the Corporation. There are no current arrangements in place for equity funding or short-term loans.

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

F-5

MJP International Ltd.
CONDENSED INTERIM CONSOLIDATED STATEMENT OF OPERATIONS
Stated in US Dollars
(A Development Stage Company)
For the three months ended September, 2014 and 2013;
and the period from inception (July 19, 2010) to September 30, 2014
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

While the information presented in the accompanying interim three months consolidated financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operation and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. Operating results for the period ended September 30, 2014 are not necessarily indicative of the results that can be expected for the year ended June 30, 2015.

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2014-9,

“Revenue from Contracts with Customers: Topic 606” (“ASU 2014-9”). ASU 2014-9 is intended to enhance comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets, improve disclosure to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized, and provide guidance for transactions that are not currently addressed comprehensively. The standard is effective for fiscal years beginning after December 15, 2016, and interim periods therein, and does not allow for early adoption. Entities have the option of using either a full retrospective or modified retrospective approach for the adoption of the standard. The Corporation has begun the evaluation of the impact that the standard will have on its consolidated financial statements but has not yet selected a transition method.

NOTE 3 – DUE TO RELATED PARTIES

During the period ended September 30, 2014, the Corporation incurred wages and related expense of $2,851 (September 30, 2013 - $2,983) to an officer and shareholder of the Corporation. Of this amount, $2,851 (June 30, 2013 - $2,983) is included in trade and other payables.

As at September 30, 2014 the Corporation was obligated to shareholders for funds advanced to the Corporation for working capital. The advances are unsecured and no interest rate or payback schedule has been established.

NOTE 4 – CAPITAL STOCK

As at September 30, 2014, there were no warrants or options outstanding (2013 - $nil).

F-6

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

Results of Operations

Operating Expenses

Our operating expenses for the three month periods ended September 30, 2014 and 2013 are outlined in the table below:

		Three		Three
		Months		Months
		Ended		Ended
		September 30,		September 30,
		2014		2013
Revenues		$2,015		$2,749
Cost of Goods Sold		$(1,632)		$(1,149)
Operating Expenses		$(10,905)		$(16,836)
Income Tax Expense	$	Nil	$	Nil
Net Loss		$(10,522)		$(15,236)

Revenues

We earned revenues of $2,015 for the three month period ended September 30, 2014 compared to $2,749 for the three month period ended September 30, 2013 for a decrease of $734 or approximately 26.7% . The decrease in sales for the three month period ended September 30, 2014 is primarily due to increases in competition as more and more sellers entering the market during the past few years and the slow development of LED lighting in the building industry. Our gross profit for three month period ended September 30, 2014 was $383 compared to $1,600 for the three month period ended September 30, 2013 for a decrease of $1,217 or approximately 76.1% due to a decrease in sale revenues and higher cost of goods sold.

Operating Expenses

Our consolidated expenses for the three month periods ended September 30, 2014 and 2013:

		Three Months	Three Months
		Ended	Ended
		September 30,	September 30,
		2014	2013
General and administrative expenses		$8,054	$13,061
Professional fees	$	Nil	$792
Salaries and wages		$2,851	$2,983
Total Expenses		$10,905	$16,836

Our general and administrative expenses include rent, telephone and internet services, banking changes and miscellaneous office supply costs. Our professional fees include legal and accounting fees. The decrease in expenses for the three month period ended September 30, 2014 is primarily due to cost reduction as we experienced lower sale revenues.

Earnings after Taxes

The net loss for the three month period ended September 30, 2014 was $10,522 compared to a net loss of $15,236 during the three month period ended September 30, 2013. The decrease in net loss for the three month period ended September 30, 2014 is primarily due to lower operating expenses.

Liquidity and Capital Resources

	At	At
	September 30,	June 30
	2014	2014
Current Assets	$1,707	$967
Current Liabilities	$90,905	$83,882
Working Capital (Deficit)	$(89,198)	$(82,915)

As at September 30, 2014, we were obligated to related parties, Tong Tang, our president, chief executive officer and director and a number of shareholders, for $68,536 in funds advanced to us for working capital. The advances are unsecured and no interest rate or payback schedule has been established.

At September 30, 2014, our company had a cash balance and total assets of $1,707 and $1,707 compared with cash balance and total assets of $967 and $967 as at June 30, 2014. The increase in cash and total assets were attributed primarily to receipt of sales revenue from the sale of products before making payment to supplier.

As at September 30, 2014, our company had total liabilities of $90,905 compared with $83,882 as at June 30, 2014. The increase$7,032 was attributed to increases in payables and due to related parties.

As at September 30, 2014, our company had a working capital deficit of $89,198 compared with a working capital deficit of $82,915 as at June 30, 2014.

		Three Months		Three Months
		Ended		Ended
		September 30,		September 30,
		2014		2013
Net Cash Provided by (Used in) Operating Activities		$(3,499)		$(27,548)
Net Cash Provided by Financing Activities	$	Nil	$	Nil
Net Cash Provided by (Used In) Investing Activities	$	Nil	$	Nil
Net Increase (Decrease) In Cash During The Period		$740		$(27,543)

Cash Flow from Operating Activities

During the three months ended September 30, 2014, our company used $3,499 of cash for operating activities compared with $27,548 used during the three months ended September 30, 2013. The decrease in the use of cash for operating activities was primarily due to decrease in activities related to listing application and ongoing company expenses.

Cash Flow from Financing Activities

During the three months ended September 30, 2014, our company did not receive any cash for financing activities compared with $Nil received during the three months ended September 30, 2013. There were no financing activities during the last three month period.

Cash Flow from Investing Activities

We have not engaged in any investing activities since inception.

Going Concern

We incurred a net loss of $10,522 during the three month period from to September 30, 2014. We have commenced limited operations, raising substantial doubt about our ability to continue as a going concern. We will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance that we will be successful in accomplishing our objectives.

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

Estimated Expenses

Our expenses for the twelve month period beginning from October 1, 2014 are estimated to be approximately $70,000. With our working capital deficit of $89,198 as at September 30, 2014, we will need to raise additional capital to cover our expenses for this twelve month period beginning from October 1, 2014. We plan to raise additional funding either from new share issuance or from loans from shareholders.

Estimated Expenses For the Twelve Month Period Beginning October 1, 2014
General, Administrative, and Corporate Expenses	$60,000
Operating Expenses	$10,000
Total	$70,000

At present, our cash requirements for the next 12 months (beginning October 1, 2014) outweigh the funds available to maintain or develop our business. Of the $70,000 that we require for the next 12 months, we have $1,707 in cash as of September 30, 2014 and a working capital deficit of $89,198. In order to improve our liquidity, we plan to pursue additional equity financing from private investors or possibly a registered public offering. We do not currently have any definitive arrangements in place for the completion of any further private placement financings and there is no assurance that we will be successful in completing any further private placement financings. If we are unable to achieve the necessary additional financing, then we plan to reduce the amounts that we spend on our business activities and administrative expenses in order to be within the amount of capital resources that are available to us.

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

  Maintain company’s filing requirements.
  Carry out marketing activities.
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

Critical Accounting Policies

The summary of significant accounting policies is presented to assist in understanding the interim consolidated financial statements. The interim consolidated financial statements and notes are the representations of our company’s management, who is responsible for their integrity and objectivity. The interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q, and therefore do not include all the information necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. These interim consolidated financial statements should be read in conjunction with the annual consolidated financial statements and footnotes thereto included in our company’s filed Form 10-K.

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

While the information presented in the accompanying interim three months consolidated financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operation and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. Operating results for the period ended September 30, 2014 are not necessarily indicative of the results that can be expected for the year ended June 30, 2015.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2014-9,

“Revenue from Contracts with Customers: Topic 606” (“ASU 2014-9”). ASU 2014-9 is intended to enhance comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets, improve disclosure to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized, and provide guidance for transactions that are not currently addressed comprehensively. The standard is effective for fiscal years beginning after December 15, 2016, and interim periods therein, and does not allow for early adoption. Entities have the option of using either a full retrospective or modified retrospective approach for the adoption of the standard. Our company has begun the evaluation of the impact that the standard will have on its consolidated financial statements but has not yet selected a transition method.

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

MJP INTERNATIONAL LTD.

Dated: November 7, 2014	By:	/s/Chris Tong Tang
Chris Tong Tang
President, Chief Executive Officer and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)