Form 10-Q
period 2014-12-31
MJP INTERNATIONAL LTD.
filed 2015-02-11
CIK 1575420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Forthe quarterly period ended December 31, 2014

or

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from__________ to ___________

Commission File Number 333-188152

MJP INTERNATIONAL LTD.
(Exact name of registrant as specified in its charter)

N/A	Nevada
(State or other jurisdiction of incorporation or organization)	( IRS Employer Identification No.)

2806, 505 - 6th Street SW, Calgary, Alberta, Canada	T2P 1X5
(Addressof principal executive offices)	(Zip Code)

(403) 237–8330
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
[X]YES  [   ]  NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [   ]          Accelerated filer [   ]         Non-accelerated filer [     ]  (Do notcheck if a smaller reporting company)             Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES [    ] NO[X]

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
16,108,500 common shares issued and outstanding as of February 9, 2014.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Our unaudited condensed interim consolidated financial statements for the three and six month periods ended December 31, 2014 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

MJP International Ltd.
CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS
Stated in US Dollars
(A Development Stage Company)

	December 31,	June 30,
	2014	2014
	(Unaudited)	(Audited)
ASSETS
Current
Cash and cash equivalents	$2,256	$967
Total Assets	$2,256	$967

LIABILITIES
Current
Trades and other payables	$11,183	$17,847
Due to related parties (Note 3)	87,253	66,035
Total Liabilities	98,436	83,882

STOCKHOLDERS' DEFICIENCY
Capital Stock
Authorized 100,000,000 common stock, voting, par value $0.0001 each 90,000,000 preferred stock, non-voting, par value $0.0001 each
Issued 16,108,500 (June 30, 2014 - 16,108,500) common stock (Note 4)	1,611	1,611
Additional paid in capital (Note 4)	112,195	112,195
Deficit accumulated during the development stage	(214,303)	(193,568)
Accumulated other comprehensive income (loss)	4,317	(3,153)
Total Stockholders' Deficiency	(96,180)	(82,915)
Total Liabilities and Stockholders' Equity	$2,256	$967

Going Concern (Note 1)

The accompanying notes are an integral part of these condensed interim consolidated financial statements

MJP International Ltd.
CONDENSED INTERIM CONSOLIDATED STATEMENT OF OPERATIONS
Stated in US Dollars
(A Development Stage Company)
For the three and six months ended December 31, 2014 and 2013;
and the period from inception (July 19, 2010) to December 31, 2014
(Unaudited)

	Three months	Three months	Six months	Six months	Since July 19,
	ended	ended	ended	ended	2010
	December 31,	December 31,	December 31,	December 31,	to December 31,
	2014	2013	2014	2013	2014
Revenue	$944	$1,024	$2,959	$3,773	$97,808
Cost of goods sold	(952)	-	(2,584)	(1,139)	(75,466)
Gross profit	(8)	1,024	375	2,634	22,342
Expenses
General & administration	7,573	12,874	15,686	25,935	107,726
Professional fees	2,632	10,633	2,632	11,425	69,223
Wages & salaries	-	2,932	2,792	5,915	58,361
	(10,205)	(26,439)	(21,110)	(43,275)	(235,310)
Net loss before income tax	(10,213)	(25,415)	(20,735)	(40,641)	(212,968)
Income tax expense	-	-	-	-	1,335
Net loss	(10,213)	(25,415)	(20,735)	(40,641)	(214,303)
Other comprehensive income
Foreign currency adjustment	3,231	430	7,470	425	4,317
Comprehensive loss	$(6,982)	$(24,985)	$(13,265)	$(40,216)	$(209,986)
Basic and diluted loss per stock	$(0.001)	$(0.002)	$(0.001)	$(0.002)
Weighted average number of shares outstanding	16,108,500	16,108,500	16,108,500	16,108,500

The accompanying notes are an integral part of these condensed interim consolidated financial statements

MJP International Ltd.
CONDENSED INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Stated in US Dollars
(A Development Stage Company)

				Accumulated Other
	Common Stock		Additional Paid in	Comprehensive Income
	Shares	Amount	Capital	(Loss)	Deficit	Total
Balance, July 19, 2010	12,000,000	$1,200	$(1,096)	$-	$-	$104
Net loss for the period	-	-	-	-	(17,693)	(17,693)
Other comprehensive loss for the period	-	-	-	(684)	-	(684)
Balance, June 30, 2011	12,000,000	$1,200	$(1,096)	$(684)	$(17,693)	$(18,273)
Net income for the year	-	-	-	-	2,863	2,863
Other comprehensive income for the year	-	-	-	936	-	936
Balance, June 30, 2012	12,000,000	$1,200	$(1,096)	$252	$(14,830)	$(14,474)
Recapitalization	150,000	15	(6,992)	-	-	(6,977)
Stock issued for private placement	3,958,500	396	120,283	-	-	120,679
Net loss for the year	-	-	-	-	(87,533)	(87,533)
Other comprehensive loss for the year	-	-	-	(3,048)	-	(3,048)
Balance, June 30, 2013	16,108,500	$1,611	$112,195	$(2,796)	$(102,363)	$8,647
Net loss for the period	-	-	-	-	(91,205)	(91,205)
Other comprehensive loss for the period	-	-	-	(357)	-	(357)
Balance, June 30, 2014	16,108,500	$1,611	$112,195	$(3,153)	$(193,568)	$(82,915)
Net loss for the period	-	-	-	-	(20,735)	(20,735)
Other comprehensive income for the period	-	-	-	7,470	-	7,470
Balance, December 31, 2014	16,108,500	$1,611	$112,195	$4,317	$(214,303)	$(96,180)

The accompanying notes are an integral part of these condensed interim consolidated financial statements

MJP International Ltd.
CONDENSED INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
Stated in US Dollars
(A Development Stage Company)
For the six months ended December 31, 2014 and 2013;
and the period from inception (July 19, 2010) to December 31, 2014
(Unaudited)

	Six months	Six months	Since July 19,
	ended	ended	2010 to
	December 31,	December 31,	December 31,
	2014	2013	2014
Operating activities
Net loss for the period	$(20,735)	$(40,641)	$(214,303)
Changes in non-cash working capital:
Inventory	-	98	-
Trade and other payables	(6,664)	(15,896)	11,183
Due to related parties	21,218	5,474	87,253
Net cash used in operating activities	(6,181)	(50,965)	(115,867)
Financing activities
Common stock issued	-	-	113,806
Net cash provided by financing activities	-	-	113,806
Effect of exchange rate changes on cash	7,470	425	4,317
Net cash increase (decrease) for period	1,289	(50,540)	2,256
Cash and cash equivalents, beginning of the period	967	57,677	-

Cash and cash equivalents, end of the period	$2,256	$7,137	$2,256

The accompanying notes are an integral part of these condensed interim consolidated financial statements

MJP International Ltd.
CONDENSED INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
Stated in US Dollars
(A Development Stage Company)
For the six months ended December 31, 2014 and 2013;
and the period from inception (July 19, 2010) to December 31, 2014
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

MJP BVI, a British Virgin Islands company, with its main office located in Hong Kong, was incorporated on October 31, 2012. MJP Alberta was incorporated on July 19, 2010 under the laws of the province of Alberta, Canada. MJP BVI, operating through MJP Alberta, specializes in the sale and distribution of LED lighting and technology solutions and is focused on the North American market. MJP Alberta has set up an agency in Guangzhou, China in search of high quality products offered by reputable manufacturers to be introduced to Canada.

Going Concern

These condensed interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Corporation and its subsidiaries will be able to meet its obligations and continue its operations for next fiscal year. Realizable values may be substantially different from carrying values as shown and these condensed interim consolidated financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Corporation be unable to continue as a going concern. At December 31, 2014, the Corporation had not yet achieved profitable operations and has accumulated losses of $214,303 since its inception. The Corporation expects to incur further losses in the development of its business, all of which casts substantial doubt about the Corporation’s ability to continue as a going concern. The Corporation’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management anticipates that additional funding will be in the form of equity financing from the sale of common stock. Management may also seek to obtain short-term loans from the directors of the Corporation. There are no current arrangements in place for equity funding or short-term loans.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies is presented to assist in understanding the condensed interim consolidated financial statements. The condensed interim consolidated financial statements and notes are the representations of the Corporation’s management, who is responsible for their integrity and objectivity. The condensed interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q, and therefore do not include all the information necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. These condensed interim consolidated financial statements should be read in conjunction with the annual consolidated financial statements and footnotes thereto included in the Corporation’s filed Form 10-K.

MJP International Ltd.
CONDENSED INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
Stated in US Dollars
(A Development Stage Company)
For the six months ended December 31, 2014 and 2013;
and the period from inception (July 19, 2010) to December 31, 2014
(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basis of Presentation

The Corporation’s condensed interim consolidated financial statements included herein are prepared under the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America. These condensed interim consolidated financial statements include the Corporation’s wholly owned subsidiaries MJP Lighting Solutions Ltd. and MJP Holdings Ltd. and 100 percent of their assets, liabilities and net income or loss. All inter-company accounts and transactions have been eliminated.

While the information presented in the accompanying condensed interim three and six months consolidated financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operation and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. Operating results for the period ended December 31, 2014 are not necessarily indicative of the results that can be expected for the year ended June 30, 2015.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2014-9, “Revenue from Contracts with Customers: Topic 606” (“ASU 2014-9”). ASU 2014-9 is intended to enhance comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets, improve disclosure to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized, and provide guidance for transactions that are not currently addressed comprehensively. The standard is effective for fiscal years beginning after December 15, 2016, and interim periods therein, and does not allow for early adoption. Entities have the option of using either a full retrospective or modified retrospective approach for the adoption of the standard. The Company has begun the evaluation of the impact that the standard will have on its consolidated financial statements but has not yet selected a transition method.

NOTE 3 – DUE TO RELATED PARTIES

As at December 31, 2014, the Corporation was obligated to shareholders for funds advanced to the Corporation for working capital. The advances are unsecured, non-interest bearing and no payback schedule has been established.

NOTE 4 – CAPITAL STOCK

As at December 31, 2014, there were no warrants or options outstanding (2013 - nil).

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

Results of Operations

Operating Expenses

Our operating expenses for the three month periods ended September 30, 2014 and 2013 are outlined in the table below:

	Three		Three	Six	Six
	Months		Months	Months	Months
	Ended		Ended	Ended	Ended
	December 31,		December 31,	December 31,	December 31,
	2014		2013	2014	2013
Revenues	$944		$1,024	$2,959	$3,773
Cost of goods sold	$(952)	$	Nil	$(2,584)	$(1,139)
Operating Expenses	$(10,205)		$(26,439)	$(21,110)	$(43,275)
Net Loss	$(10,213)		$(25,415)	$(20,735)	$(40,641)

Revenues

We earned revenues of $944 for the three month period ended December 31, 2014 compared to $1,024 for the three month period ended December 31, 2013 for a decrease of approximately 7.8% . The decrease in sales for the three month period ended December 31, 2014 is primarily due to increases in competition as more and more sellers entering the market during the past few years, the slow development of LED lighting in the building industry and a decrease in marketing activities due to lack of capital. Our gross profit for three month period ended December 31, 2014 was $(8) compared to $1,024 for the three month period ended December 31, 2013 for a decrease of approximately 100.78% due to decrease in sale revenues and higher cost of goods sold.

We earned revenues of $2,959 for the six month period ended December 31, 2014 compared to $3,773 for the six month period ended December 31, 2013 for a decrease of approximately 21.57% . The decrease in sales for the six month period ended December 31, 2014 is primarily due to increases in competition as more and more sellers entering the market during the past few years, the slow development of LED lighting in the building industry and a decrease in marketing activities due to lack of capital. Our gross profit for six month period ended December 31, 2014 was $375 compared to $2,634 for the six month period ended December 31, 2013 for an increase of approximately 85.76% due to decrease in sale revenues and higher cost of goods sold..

Operating Expenses

Our consolidated expenses for the three and six month periods ended December 31, 2014 and 2013:

		Three Months	Three Months	Six Months	Six Months
		Ended	Ended	Ended	Ended
		December 31,	December 31,	December 31,	December 31,
		2014	2013	2014	2013
General and administrative expenses		$7,535	$12,874	$15,686	$25,935
Professional fees		$2,632	$10,633	$2,632	$11,425
Salaries and wages	$	Nil	$2,932	$2,792	$5,915
Total Expenses		$10,205	$26,439	$21,110	$43,275

Our general and administrative expenses include rent, telephone and internet services, banking changes and miscellaneous office supply costs. Our professional fees include legal and accounting fees. The decrease in expenses for the three month period ended December 31, 2014 is primarily due to decreases in general and administrative expenses, professional fees and salaries and wages.

The decrease in expenses for the six month period ended December 31, 2014 is primarily due to decreases in general and administrative expenses, professional fees and salaries and wages.

Earnings after Taxes

The net loss for the three month period ended December 31, 2014 was $10,213 compared to a net loss of $25,415 during the three month period ended December 31, 2013. The loss for the three month period ended December 31, 2014 is primarily due lower operating expenses.

The net loss for the six month period ended December 31, 2014 was $20,735 compared to a net loss of $40,641 during the six month period ended December 31, 2013. The loss for the six month period ended December 31, 2014 is primarily due to lower operating expenses.

Liquidity and Capital Resources

	At	At
	December 31,	June 30
	2014	2014
Current Assets	$2,256	$967
Current Liabilities	$98,436	$83,882
Working Capital (Deficit)	$(96,180)	$(82,915)

As at December 31, 2014, we were obligated to related parties, Chris Tong Tang, our president, chief executive officer and director and a number of shareholders, for $21,218 in funds advanced to us for working capital. The advances are unsecured, non-interest bearing and no payback schedule has been established.

At December 31, 2014, our company had a cash balance and total assets of $2,256 and $2,256 compared with cash balance and total assets of $967 and $967 as at June 30, 2014.

As at December 31, 2014, our company had total liabilities of $98,436 compared with $83,882 as at June 30, 2014. The increase of $14,544 was attributed to a decrease in trades and other payables offset by an increase in amounts due to related parties.

As at December 31, 2014, our company had a working capital deficit of $96,180 compared with a working capital deficit of $82,915 as at June 30, 2014.

		Six Months		Six Months
		Ended		Ended
		December 31,		December 31,
		2014		2013
Net Cash Provided by (Used in) Operating Activities		$(61,181)		$(50,965)
Net Cash Provided by Financing Activities	$	Nil	$	Nil
Net Cash Provided by (Used In) Investing Activities	$	Nil	$	Nil
Effect of Exchange Rate Changes on Cash		$7,470		$425
Net Increase (Decrease) In Cash During The Period		$1,289		$(50,540)

Cash Flow from Operating Activities

During the six months ended December 31, 2014, our company used $61,181 of cash for operating activities compared with $50,965 used during the six months ended December 31, 2013. The increase in the use of cash for operating activities was primarily due to decreases in net loss and trades and other payables, offset by an increase in amounts due to related parties.

Cash Flow from Financing Activities

During the six months ended December 31, 2014 and 2013, our company did not receive any cash for financing activities. There were no financing activities during the last six month period.

Cash Flow from Investing Activities

We have not engaged in any investing activities since inception.

Going Concern

We incurred a net loss of $20,735 during the six month period from to December 31, 2014. We have commenced limited operations, raising substantial doubt about our ability to continue as a going concern. We will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance that we will be successful in accomplishing our objectives.

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

Estimated Expenses

Our expenses for the twelve month period beginning from January 1, 2015 are estimated to be approximately $70,000. With our working capital deficit of $96,180 as at December 31, 2014, we will need to raise additional capital to cover our expenses for this twelve month period beginning from January 1, 2015. We plan to raise additional funding either from new share issuance or from loans from shareholders.

Estimated Expenses For the Twelve Month Period Beginning January 1, 2015
General, Administrative, and Corporate Expenses	$60,000
Other Operating Expenses	$10,000
Total	$70,000

At present, our cash requirements for the next 12 months (beginning January 1, 2015) outweigh the funds available to maintain or develop our business. Of the $70,000 that we require for the next 12 months, we have $2,256 in cash as of December 31, 2014 and a working capital deficit of $96,180. In order to improve our liquidity, we plan to pursue additional equity financing from private investors or possibly a registered public offering. We do not currently have any definitive arrangements in place for the completion of any further private placement financings and there is no assurance that we will be successful in completing any further private placement financings. If we are unable to achieve the necessary additional financing, then we plan to reduce the amounts that we spend on our business activities and administrative expenses in order to be within the amount of capital resources that are available to us.

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

January 1, 2015 to December 31, 2015:

  Maintain company’s filing requirements.
  Market our services to our various contacts.
  Carry out marketing activities.
  Seeking partnership or strategic relationship with other distribution companies.

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

Critical Accounting Policies

The summary of significant accounting policies is presented to assist in understanding the interim consolidated financial statements. The interim consolidated financial statements and notes are the representations of our company’s management, who is responsible for their integrity and objectivity. The interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q, and therefore do not include all the information necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. The interim consolidated financial statements, included herein, should be read in conjunction with the annual consolidated financial statements and footnotes thereto included in our company’s filed Form 10-K.

Basis of Presentation

Our company’s interim consolidated financial statements included herein are prepared under the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America. These interim consolidated financial statements include our company’s wholly owned subsidiaries MJP Lighting Solutions Ltd. and MJP Holdings Ltd. and 100% of their assets, liabilities and net income or loss. All inter-company accounts and transactions have been eliminated.

While the information presented in the accompanying interim three months consolidated financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operation and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. Operating results for the period ended December 31, 2014 are not necessarily indicative of the results that can be expected for the year ended June 30, 2015.

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

Item 1A.	Risk Factors

As a “smaller reporting company” we are not required to provide the information required by this Item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit	Description
Number
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1 filed on April 26, 2013).
3.2	Bylaws (incorporated by reference to our Registration Statement on Form S-1 filed on April 26, 2013).
(10)	Material Contracts
10.1	Letter of Authorization with Gysun Opto-Electronic Co. Ltd. (incorporated by reference to our Registration Statement on Form S-1 filed on April 26, 2013).
(21)	Subsidiaries of Registrant
21.1	MJP Lightings Solutions Ltd. a British Virgin Islands corporation (wholly owned) MJP Holdings Ltd., an Alberta, Canada corporation (wholly owned) (incorporated by reference to our Registration Statement on Form S-1/A filed on July 24, 2013)
(31)	Rule 13a-14(a)/15d-14(a) Certification
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
101*	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MJP INTERNATIONAL LTD.
(Registrant)

Dated: February 11, 2015	By:	/s/ Chris Tong Tang
Chris Tong Tang
President, Chief Executive Officer and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)