Form 10-Q
period 2015-03-31
MJP INTERNATIONAL LTD.
filed 2015-05-13
CIK 1575420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________________ to ____________________________

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

MJP International Ltd.
CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS
Stated in US Dollars
(A Development Stage Company)

	March 31,	June 30,
	2015	2014
	(Unaudited)	(Audited)

ASSETS

Current
Cash and cash equivalents	$1,518	$967
Total Assets	$1,518	$967

LIABILITIES

Current
Trades and other payables	$9,767	$17,847
Due to related parties (Note 3)	88,319	66,035

Total Liabilities	98,086	83,882

STOCKHOLDERS' Deficiency

Capital Stock
Authorized 100,000,000 common stock, voting, par value $.0001 each 90,000,000 preferred stock, non-voting, par value $0.0001 each Issued 16,108,500 (June 30, 2014 - 16,108,500) common stock (Note 4)	1,611	1,611
Additional paid in capital (Note 4)	112,195	112,195
Deficit accumulated during the development stage	(222,969)	(193,568)
Accumulated other comprehensive loss	12,595	(3,153)

Total Stockholders' Equity (Deficiency)	(96,568)	(82,915)

Total Liabilities and Stockholders' Equity	$1,518	$967

Going Concern (Note 1)

The accompanying notes are an integral part of these condensed interim consolidated financial statements	Page 1

MJP International Ltd.
CONDENSED INTERIM CONSOLIDATED STATEMENT OF OPERATIONS
Stated in US Dollars
(A Development Stage Company)
For the three and nine months ended March 31, 2015 and 2014;
and the period from inception (July 19, 2010) to March 31, 2015
(Unaudited)

	Three	Three	Nine	Nine	Since July
	months	months	months	months	19, 2010
	ended	ended	ended	ended	to
	March 31,	March 31,	March 31,	March 31,	March 31,
	2015	2014	2015	2014	2015

Revenue	$1,548	$1,924	$4,507	$5,697	$99,356
Cost of goods sold	(1,230)	(4,489)	(3,814)	(5,628)	(76,696)
Gross profit	318	(2,565)	693	69	22,660

Expenses

General & administration	3,384	10,552	19,129	36,487	111,169
Professional fees	5,644	3,818	8,276	15,243	74,867
Wages & salaries	-	2,841	2,689	8,756	58,258
	(9,028)	(17,211)	(30,094)	(60,486)	(244,294)

Net (loss) income before income tax	(8,710)	(19,776)	(29,401)	(60,417)	(221,634)

Income tax expense	-	-	-	-	1,335

Net (loss) income	(8,710)	(19,776)	(29,401)	(60,417)	(222,969)

Other comprehensive income
Foreign currency adjustment	8,278	1,414	15,748	1,839	12,595

Comprehensive loss	$(432)	$(18,362)	$(13,653)	$(58,578)	$(210,374)

Basic and diluted (loss) income per stock	$(0.001)	$(0.001)	$(0.002)	$(0.004)

Weighted average number of shares outstanding	16,108,500	16,108,500	16,108,500	16,108,500

The accompanying notes are an integral part of these condensed interim consolidated financial statements	Page 2

MJP International Ltd.
CONDENSED INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Stated in US Dollars
(A Development Stage Company)

				Accumulated Other
	Common Stock		Additional Paid	Comprehensive
	Shares	Amount	in Capital	Income (Loss)	Deficit	Total

Balance, July 19, 2010	12,000,000	$1,200	$(1,096)	$-	$-	$104

Net loss for the period	-	-	-	-	(17,693)	(17,693)

Other comprehensive loss for the period	-	-	-	(684)	-	(684)

Balance, June 30, 2011	12,000,000	$1,200	$(1,096)	$(684)	$(17,693)	$(18,273)

Net income for the year	-	-	-	-	2,863	2,863

Other comprehensive income for the year	-	-	-	936	-	936

Balance, June 30, 2012	12,000,000	$1,200	$(1,096)	$252	$(14,830)	$(14,474)

Recapitalization	150,000	15	(6,992)	-	-	(6,977)

Stock issued for private placement	3,958,500	396	120,283	-	-	120,679

Net loss for the year	-	-	-	-	(87,533)	(87,533)

Other comprehensive loss for the year	-	-	-	(3,048)	-	(3,048)

Balance, June 30, 2013	16,108,500	$1,611	$112,195	$(2,796)	$(102,363)	$8,647

Net loss for the period	-	-	-	-	(91,205)	(91,205)

Other comprehensive loss for the period	-	-	-	(357)	-	(357)

Balance, June 30, 2014	16,108,500	$1,611	$112,195	$(3,153)	$(193,568)	$(82,915)

Net loss for the period	-	-	-	-	(29,401)	(29,401)

Other comprehensive income for the period	-	-	-	15,748	-	15,748

Balance, March 31, 2015	16,108,500	$1,611	$112,195	$12,595	$(222,969)	$(96,568)

The accompanying notes are an integral part of these condensed interim consolidated financial statements	Page 3

MJP International Ltd.
CONDENSED INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
Stated in US Dollars
(A Development Stage Company)
For the nine months ended March 31, 2015 and 2014;
and the period from inception (July 19, 2010) to March 31, 2015
(Unaudited)

	Nine months	Nine months	Since July 19,
	ended	ended	2010 to
	March 31,	March 31,	March 31,
	2015	2014	2015
Operating activities
Net loss for the period	$(29,401)	$(60,417)	$(222,969)
Changes in non-cash working capital:
Inventory	-	4,745	-
Trade and other payables	1,447	(14,613)	9,767
Due to related parties	32,732	12,774	88,319

Net cash (used in) provided by operating activities	4,778	(57,511)	(124,883)

Financing activities
Common stock issued	-	-	113,806

Net cash provided by financing activities	-	-	113,806

Effect of exchange rate changes on cash	(4,227)	1,839	12,595

Net cash increase (decrease) for period	551	(55,672)	1,518

Cash and cash equivalents, beginning of the period	967	57,677	-

Cash and cash equivalents, end of the period	$1,518	$2,005	$1,518

The accompanying notes are an integral part of these condensed interim consolidated financial statements	Page 4

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

Going Concern

These condensed interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Corporation and its subsidiaries will be able to meet its obligations and continue its operations for next fiscal year. Realizable values may be substantially different from carrying values as shown and these condensed interim consolidated financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Corporation be unable to continue as a going concern. At March 31, 2015, the Corporation had not yet achieved profitable operations and has accumulated losses of $222,969 since its inception. The Corporation expects to incur further losses in the development of its business, all of which casts substantial doubt about the Corporation’s ability to continue as a going concern. The Corporation’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management anticipates that additional funding will be in the form of equity financing from the sale of common stock. Management may also seek to obtain short-term loans from the directors of the Corporation. There are no current arrangements in place for equity funding or short-term loans.

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

While the information presented in the accompanying condensed interim three and six months consolidated financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operation and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. Operating results for the period ended March 31, 2015 are not necessarily indicative of the results that can be expected for the year ended June 30, 2015. Recent Accounting Pronouncements In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2014-9, “Revenue from Contracts with Customers: Topic 606”(“ASU 2014-9”). ASU 2014-9 is intended to enhance comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets, improve disclosure to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized, and provide guidance for transactions that are not currently addressed comprehensively. The standard is effective for fiscal years beginning after December 15, 2016, and interim periods therein, and does not allow for early adoption. Entities have the option of using either a full retrospective or modified retrospective approach for the adoption of the standard. The Company has begun the evaluation of the impact that the standard will have on its consolidated financial statements but has not yet selected a transition method.

NOTE 3 – DUE TO RELATED PARTIES

As at March 31, 2015, the Corporation was obligated to shareholders for funds advanced to the Corporation for working capital. The advances are unsecured, non-interest bearing and no payback schedule has been established.

NOTE 4 – CAPITAL STOCK

As at March 31, 2015, there were no warrants or options outstanding (2014 - nil).

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

Results of Operations

Operating Expenses

Our operating expenses for the three month periods ended September 30, 2014 and 2013 are outlined in the table below:

	Three	Three	Nine	Nine
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	March 31,	March 31,	March 31,	March 31,
	2015	2014	2015	2014
Revenues	$1,548	$1,924	$4,507	$5,679
Cost of goods sold	$(1,230)	$(4,489)	$(3,814)	$(5,628)
Operating Expenses	$(9,028)	$(17,211)	$(30,094)	$(60,486)
Net Loss	$(8,710)	$(19,776)	$(29,401)	$(60,417)

Revenues

We earned revenues of $1,548 for the three month period ended March 31, 2015 compared to $1,924 for the three month period ended March 31, 2014 for a decrease of approximately 24%. The decrease in sales for the three month period ended March 31, 2015 is primarily due to increases in competition as more and more sellers entering the market during the past few years, the slow development of LED lighting in the building industry and a decrease in marketing activities due to lack of capital. Our gross profit from sales for the three month period ended March 31, 2015 was $318 compared to our loss from sales $2,565 for the three month period ended March 31, 2015 for an increase in gross profits from sales of approximately 112% due to lower cost of goods sold in 2015.

We earned revenues of $4,507 for the nine month period ended March 31, 2015 compared to $5,679 for the nine month period ended March 31, 2014 for a decrease of approximately 26%. The decrease in sales for the six month period ended March 31, 2015 is primarily due to increases in competition as more and more sellers entering the market during the past few years, the slow development of LED lighting in the building industry and a decrease in marketing activities due to lack of capital. Our gross profit for six month period ended March 31, 2015 was $693 compared to $69 for the six month period ended December 31, 2013 for an increase of approximately 904% due to lower cost of goods sold in 2015.

Operating Expenses

Our consolidated expenses for the three and nine month periods ended December 31, 2015 and 2014:

		Three Months	Three Months	Six Months	Six Months
		Ended	Ended	Ended	Ended
		March 31,	March 31,	March 31,	March 31,
		2015	2014	2015	2014
General and administrative expenses		$3,384	$10,552	$19,129	$36,487
Professional fees		$5,644	$3,818	$8,276	$15,243
Salaries and wages	$	Nil	$2,841	$2,689	$8,756
Total Expenses		$9,028	$17,211	$30,094	$60,486

Our general and administrative expenses include rent, telephone and internet services, banking changes and miscellaneous office supply costs. Our professional fees include legal and accounting fees. The decrease in expenses for the three month period ended March 31, 2015 compared to the same period in 2014 is due to decreases in general and administrative expenses, professional fees and salaries and wages resulting from cost reducing measures implemented by our management.

The decrease in expenses for the six month period ended March 31, 2015 compared to the same period in 2014 is due to decreases in general and administrative expenses, professional fees and salaries and wages resulting from cost reducing measures implemented by our management.

Earnings after Taxes

The net loss for the three month period ended March 31, 2015 was $8,710 compared to a net loss of $19,776 during the three month period ended March 31, 2014. The decreased loss for the three month period ended March 31, 2015 is primarily due lower operating expenses resulting from decreased costs of goods sold, and cost reducing measures implemented by our management.

The net loss for the six month period ended March 31, 2015 was $29,401 compared to a net loss of $60,417 during the nine month period ended March 31, 2014. The decreased net loss for the nine month period ended March 31, 2015 is primarily due to lower operating expenses resulting from decreased costs of goods sold, and cost reducing measures implemented by our management.

Liquidity and Capital Resources

	At	At
	March 31,	June 30
	2015	2014
Current Assets	$1,518	$967
Current Liabilities	$98,086	$83,882
Working Capital (Deficit)	$(96,568)	$(82,915)

As at March 31, 2015, we were obligated to related parties, including Chris Tong Tang, our president, chief executive officer and director and a number of shareholders, for $88,319 in funds advanced to us for working capital. The advances are unsecured, non-interest bearing and no payback schedule has been established.

At March 31, 2015, our company had a cash balance and total assets of $1,518, respectively compared with a cash balance and total assets of $967 and $967 as at June 30, 2014.

As at March 31, 2015, our company had total liabilities of $98,086 compared with $83,882 as at June 30, 2014. The increase of $14,204 was attributed to a decrease in trades and other payables offset by an increase in amounts due to related parties.

As at March 31, 2015, our company had a working capital deficit of $96,568 compared with a working capital deficit of $82,915 as at June 30, 2014.

		Nine Months		Nine Months
		Ended		Ended
		March 31,		March 31,
		2015		2014
Net Cash Provided by (Used in) Operating Activities		$(4,778)		$(57,511)
Net Cash Provided by Financing Activities	$	Nil	$	Nil
Net Cash Provided by (Used In) Investing Activities	$	Nil	$	Nil
Effect of Exchange Rate Changes on Cash		$4,227		$1,839
Net Increase (Decrease) In Cash During The Period		$551		$(57,511)

Cash Flow from Operating Activities

During the nine months ended March 31, 2015, our company generated $4,778 of cash from operating activities compared with $57,511 used during the six months ended March 31, 2014. The increase in cash generated from operating activities was primarily due to decreases in net loss and trades and other payables, offset by an increase in amounts due to related parties.

Cash Flow from Financing Activities

During the nine months ended March 31, 2015 and 2014, our company did not receive any cash for financing activities. There were no financing activities during the last nine month period.

Cash Flow from Investing Activities

We have not engaged in any investing activities since inception.

Going Concern

We incurred a net loss of $222,969 during the period from inception (July 19, 2010) to March 31, 2015. We have commenced limited operations, raising substantial doubt about our ability to continue as a going concern. We will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance that we will be successful in accomplishing our objectives.

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

Estimated Expenses

Our expenses for the twelve month period beginning from April 1, 2015 are estimated to be approximately $70,000. With our working capital deficit of $96,180 as at December 31, 2014, we will need to raise additional capital to cover our expenses for this twelve month period beginning from January 1, 2015. We plan to raise additional funding either from new share issuance or from loans from shareholders.

Estimated Expenses For the Twelve Month Period Beginning April 1, 2015
General, Administrative, and Corporate Expenses	$60,000
Other Operating Expenses	$10,000
Total	$70,000

At present, our cash requirements for the next 12 months (beginning April 1, 2015) outweigh the funds available to maintain or develop our business. Of the $70,000 that we require for the next 12 months, we have $1,518 in cash as of March 31, 2015 and a working capital deficit of $96,180. In order to improve our liquidity, we plan to pursue additional equity financing from private investors or possibly a registered public offering. We do not currently have any definitive arrangements in place for the completion of any further private placement financings and there is no assurance that we will be successful in completing any further private placement financings. If we are unable to achieve the necessary additional financing, then we plan to reduce the amounts that we spend on our business activities and administrative expenses in order to be within the amount of capital resources that are available to us.

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

April 1, 2015 to March 31, 2016:

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

MJP INTERNATIONAL LTD.
(Registrant)

Dated: May 13, 2015	By:	/s/ Chris Tong Tang
Chris Tong Tang
President, Chief Executive Officer and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)