Form 10-K
period 2015-06-30
MJP INTERNATIONAL LTD.
filed 2015-09-23
CIK 1575420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2015

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
Yes [  ]     No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes [  ]     No [X]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days.
Yes [  ]     No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [  ]     No [X]

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
16,108,500 common shares as of September 23, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Item 1.	Business

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

General Overview

Our company was incorporated in the State of Nevada on October 24, 2012. We are a development stage company, having entered into the development stage on October 24, 2012. Founded in Calgary, Canada, we aim to capitalize on new opportunities found in the North American market for light-emitting diode (“LED”) lighting. With China as the manufacturing backbone of future LED products, we have set up office in Guangzhou, China in search of high quality products offered by reputable manufacturers to be introduced to Canada, the United States, and abroad. Our president, chief executive officer and director, Chris Tong Tang spends more than 50% of his time in the Southern China region, including Guangzhou and Hong Kong. While there, he operates from our Guangzhou office. In addition to seeing suppliers and sourcing and inspecting products at factories, he is also actively seeking to develop a market for our products in that region.

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

Products and Services

Light-Emitting Diodes (LEDs)

Light-emitting diode, commonly known as LED, is a solid-state semiconductor technology that is rapidly gaining momentum in the lighting industry. Early market for LEDs was driven by specific niche markets, mainly backlighting, that optimized on the products’ coloured light and small package size. From backlighting, the product slowly made inroads into the automotive industry. Today, the focus of the industry has largely been shifted towards general lighting. LED applications are evolving quickly into viable sources for general illumination as they promise many benefits over conventional lighting. Within the past few years, LED technology has improved significantly with respect to brightness, energy efficiency, and colour quality and consistency. Branded as a disruptive technology, LED has played a tremendous role in revolutionizing the lighting industry. LEDs have the following attributes:

•	Efficiency. LEDs have exceptionally high theoretical energy efficiency. They can produce much higher lumen per watt than conventional technologies, thus providing energy savings up to 50 to 70%.
•

Lifespan. The materials used in making LEDs are inherently stable. High quality LEDs may last for 50,000 to 100,000 hours or more. Unlike conventional lighting technologies, lifespan of an LED is unaffected by rapid cycling, its lifespan actually increases when the average current flowing through it is reduced.

•

Controllability. LEDs have superior control over light colour, intensity, and direction. Newer white LEDs bring the potential to illuminate public spaces, homes and offices with light that mimics daylight. The controllability of LED- generated light enables intelligent light systems, making them better suited to smart controls than any previous light technology.

•	Durability. LEDs are extremely durable; and are resistant to vibration, mechanical stress, and extreme weather conditions whereby conventional lighting solutions are at a disadvantage.
•	Environmentally Friendly. LEDs do not contain toxic materials such as mercury, a necessary component of fluorescent bulbs.

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

•

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

•

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

•

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

•

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

Subsidiaries

We have two wholly owned subsidiaries, MJP Lighting Solutions Ltd., a British Virgin Islands company, incorporated on October 31, 2012, and MJP Holdings Ltd., an Alberta (Canada) corporation incorporated on July 19, 2010.

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

We have incurred a cumulative net loss of $241,772 for the period from July 19, 2010 (inception) to June 30, 2015 and had cash (and cash equivalents) of $617 as at June 30, 2015. We are in the development stage and have yet to attain profitable operations and in their report on our financial statements for the fiscal year ended June 30, 2015, our independent auditors included an explanatory paragraph regarding the substantial doubt about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that led to this disclosure by our independent auditors.

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

We require approximately $70,000 to carry out our planned business activities over the next 12 months and had approximately $617 cash on hand as of June 30, 2015. We do not currently have any arrangements for additional financing. We will have to raise additional funds for the development of our business and the marketing of our products. Such additional funds may be raised through the sale of additional stock, stockholder and director advances and/or commercial borrowing. There can be no assurance that a financing will continue to be available if necessary to meet these continuing development costs or, if the financing is available, that it will be on terms acceptable to us. The issuance of additional equity securities by us will result in a significant dilution in the equity interests of our stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments. If we are unable to obtain financing in the amounts and on terms deemed acceptable to us, we may not be able to expand or continue our operations and developments and so may be forced to scale back or cease operations or discontinue our business and you could lose your entire investment.

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

Our common stock is currently quoted on the OTC Markets. Our common stock was quoted on the OTC Markets effective March 31, 2014. Our trading symbol is “MJPI”. There has been only one trade of our common shares on June 12, 2014 at $0.05.

OTC Markets securities are not listed and traded on the floor of an organized national or regional stock exchange. Instead, OTC Market securities transactions are conducted through a telephone and computer network connecting dealers. OTC Market issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a national or regional stock exchange.

Our transfer agent is VStock Transfer, LLC, 18 Lafayette Place, Woodmere, NY, 11598, telephone: (212) 828-8436, fax: (646) 536-3179.

Holders

As of September 17, 2015, there were 57 registered holders of record of our common stock. As of such date, 16,108,500 shares of our common stock were issued and outstanding.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended June 30, 2015 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended June 30, 2015.

Equity Compensation Plans

We do not have in effect any compensation plans under which our equity securities are authorized for issuance and we do not have any outstanding stock options.

Purchases of Equity Securities by the Company

We did not purchase any of our shares of common stock or other securities during the fiscal year ended June 30, 2015.

Item 6.	Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited financial statements and the related notes for the years ended June 30, 2015 and June 30, 2014 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" beginning on page 11 of this annual report.

Results of Operations

The following summary of our results of operations should be read in conjunction with our audited financial statements for the years ended June 30, 2015 and 2014 which are included herein.

Operating Expenses

Our operating expenses for the year ended June 30, 2015 and 2014, and for the period from July 19, 2010 (inception) to June 30, 2015, are outlined in the table below:

					Cumulative
					from July
		Year		Year	19, 2010
		Ended		Ended	(Inception)
		June 30,		June 30,	to June 30,
		2015		2014	2015
Revenues		$4,435		$8,249	$99,284
Cost of Goods Sold		$(3,753)		$(10,096)	$(76,635)
Operating Expenses		$(48,886)		$(89,358)	$(263,086)
Income Tax Expense	$	NIL	$	Nil	$1,335
Net Loss		$(48,204)		$(91,205)	$(241,772)

Revenues

We earned revenues of $4,435 for the year ended June 30, 2015 compared to $8,249 for the year ended June 30, 2014 for a decrease of $3,814 or approximately 46.24% . The decrease in sales for the year ended June 30, 2015 is primarily due to increases in competition as more and more sellers entering the market during the past few years and the slow development of LED lighting in the building industry. Our gross profit for the year ended June 30, 2015 was $682 compared to a loss of $1,847 for the year ended June 30, 2014 for a increase of $2,529 or approximately 136.92% due to lower cost of goods sold.

Operating Expenses

Our consolidated expenses for the year ended June 30, 2015 and 2014:

			Cumulative
			from July 19,
			2010
	Year Ended	Year Ended	(Inception) to
	June 30, 2015	June 30, 2014	June 30, 2015
General and administrative expenses	$23,641	$60,425	115,681
Professional fees	$22,599	$17,330	89,190
Salaries and wages	$2,646	$11,603	58,215
Total Expenses	$48,886	$89,358	263,086

Our general and administrative expenses include rent, telephone and internet services, banking changes and miscellaneous office supply costs. Our professional fees include legal and accounting fees. The decrease in expenses for the year ended June 30, 2015 is primarily due cost reduction in general and administration expenses.

Earnings after Taxes

The net loss for the year ended June 30, 2015 was $48,204 compared to a net loss of $91,205 during the year ended June 30, 2014. The decrease in loss for the year ended June 30, 2015 is primarily due to higher gross profit and lower operating expenses.

Liquidity and Capital Resources

	At	At
	June 30, 2015	June 30 2014
Current Assets	$617	$967
Current Liabilities	$116,938	$83,882
Working Capital (Deficit)	$(116,321)	$(82,915)

As at June 30, 2015, we were obligated to related parties, Chris Tong Tang, our president, chief executive officer and director and a number of shareholders, for $95,284 in funds advanced to us for working capital. The advances are unsecured and no interest rate or payback schedule has been established.

At June 30, 2015, our company had a cash balance and total assets of $617 and $617 compared with cash balance and total assets of $967 and $967 as at June 30, 2014. The increase/decrease in cash and total assets were attributed primarily to lack of new injection of new capital during the year.

As at June 30, 2015, our company had total liabilities of $116,938 compared with $83,882 as at June 30, 2014. The increase was primarily attributed to losses incurred during the year and lack of injection of new capital.

As at June 30, 2015, our company had a working deficit of $116,321 compared with a working capital of $82,915 as at June 30, 2014.

					Cumulative
					from July 19,
		Year Ended		Year Ended	2010(Inception)
		June 30, 2015		June 30, 2014	to June 30, 2015
Net Cash Provided by (Used in) Operating Activities		$(15,148)		$(56,353)	(124,216)
Net Cash Provided by Financing Activities	$	Nil	$	Nil	114,188
Net Cash Provided by (Used In) Investing Activities	$	Nil	$	Nil	Nil
Effect of Exchange Rate Changes on Cash		$14,798		$(357)	10,645
Net Increase (Decrease) in Cash During the Period		$(350)		$(56,710)	617

Cash Flow from Operating Activities

During the year ended June 30, 2015, our company used $15,148 of cash for operating activities compared with $56,353 used during the year ended June 30, 2014. The decrease in the use of cash for operating activities was primarily due to the decrease in business activities. From our inception on July 19, 2010 through June 30, 2015, we used cash of $124,216 in our operating activities.

Cash Flow from Financing Activities

During the year ended June 30, 2015, our company received no cash from financing activities compared with $Nil received during the year ended June 30, 2014. As at June 30, 2015 we had received $114,188 from financing activities since our inception on July 19, 2010.

Cash Flow from Investing Activities

We have not engaged in any investing activities since our inception.

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

Anticipated Cash Requirements

Our expenses for the twelve month period beginning from July 1, 2015 are estimated to be approximately $70,000. With our working capital deficit of $$116,321 as at June 30, 2015, we will need to raise additional capital to cover our expenses for this twelve month period beginning from July 1, 2015. We plan to raise additional funding either from new share issuance or from loans from shareholders.

Estimated Expenses For the Twelve Month Period Beginning July 1, 2015
General, Administrative, and Corporate Expenses	$60,000
Operating Expenses	$10,000
Total	$70,000

At present, our cash requirements for the next 12 months (beginning July 1, 2015) outweigh the funds available to maintain or develop our business. Of the $70,000 that we require for the next 12 months, we have $617 in cash as of June 30, 2015 and a working capital deficit of $116,321. In order to improve our liquidity, we plan to pursue additional equity financing from private investors or possibly a registered public offering. We do not currently have any definitive arrangements in place for the completion of any further private placement financings and there is no assurance that we will be successful in completing any further private placement financings. If we are unable to achieve the necessary additional financing, then we plan to reduce the amounts that we spend on our business activities and administrative expenses in order to be within the amount of capital resources that are available to us.

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

If we are able to raise the required funds to fully implement our business plan, we plan to implement the business actions in the order provided below. If we are not able to raise all required funds, we will prioritize our corporate activities as chronologically as follows:

July 1, 2015 to May 31, 2016:

•	Develop plan for marketing.
•	Carry out more marketing activities.
•	Market our services to our various existing contacts.
•	Establish a partnership or strategic relationship with other distribution companies if possible.

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

Going Concern

We incurred a cumulative net loss of $241,772 during the period from inception, July 19, 2010, to June 30, 2015. We have commenced limited operations, raising substantial doubt about our ability to continue as a going concern. We will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance that we will be successful in accomplishing our objectives.

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

Cash and Cash Equivalents

For purposes of the consolidated statement of cash flows, management considers liquid investments with an original maturity of three months or less to be cash equivalents. As at June 30, 2015, all cash amounts deposited in accounts were federally insured.

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

Currency Risks

Our company incurs expenditures in Canadian dollars. Consequently, some assets and liabilities are exposed to Canadian dollar foreign currency fluctuations. As at June 30, 2015, cash and cash equivalents, trade and other payables and due to related parties were all denominated in Canadian dollars.

Impairment of Long-Lived Assets

Impairment losses on long-lived assets are recognized when events or changes in circumstances indicate that the undiscounted cash flows estimated to be generated by such assets are less than their carrying value and, accordingly, all or a portion of such carrying value may not be recoverable. Impairment losses are then measured by comparing the fair value of assets to their carrying amounts. No impairments of these types of assets were recognized during the year ended June 30, 2015.

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

Foreign Currency Translation

The functional currency of our company and our subsidiaries is Canadian dollars (“C$”). We maintain our financial statements in United States currency.

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

Recent Accounting Pronouncements

The Company adopts new pronouncements relating to generally accepted accounting principles applicable to the Company as they are issued, which may be in advance of their effective date. Management does not believe that any recently issued, but not yet effective accounting standards, if currently adopted, would have a material effect on the accompanying consolidated financial statements.

In March 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2013-05 Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (ASC 2013-05). ASC 2013-05 requires that when a reporting entity (parent) ceases to have a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity, the parent is required to apply the guidance in Subtopic 830-30 to release any related cumulative translation adjustment into net income. Accordingly, the cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. The Company has determined that the adaptation of this guidance has no material impact to our consolidated financial statements.

In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). ASU 2013-11 provides guidance for the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. ASU 2013-11 is effective for interim and annual reporting periods beginning after December 15, 2013, with early adoption permitted. The Company has determined that the adaptation of this guidance has no material impact to our consolidated financial statements.

In February 2015, the FASB issued ASU No. 2015-2, “Consolidation (Topic 820): Amendments to the Consolidation Analysis.” ASU 2015-2 provides a revised consolidation model for all reporting entities to use in evaluating whether they should consolidate certain legal entities. All legal entities will be subject to reevaluation under this revised consolidation model. The revised consolidation model, among other things, (i) modifies the evaluation of whether limited partnerships and similar legal entitiesare VIEs or voting interest entities, (ii) eliminates the presumption that a general partner should consolidate a limited partnership, and (iii) modifies the consolidation analysis of reporting entities that are involved with VIEs through fee arrangements and related party relationships. ASU 2015-2 is effective for fiscal years, and interim reporting periods within those fiscal years, beginning after December 15, 2015. The Company does not expect the adoption of this guidance will have a material impact on our consolidated financial position, results of operations or cash flows.

In April 2015, the FASB issued ASU No. 2015-03, Interest -Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts and the accounting for debt issue costs under IFRS. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. ASU 2015-03 is effective for the annual period ending after December 15, 2015, and interim periods within those fiscal years. Early adoption of the amendments in this Update is permitted for financial statements that have not been previously issued. The Company does not expect the adoption of this guidance will have a material impact on our consolidated financial position, results of operations or cash flows.

In August 2014, the FASB issued amended standards No. 2014-15, Presentation of Financial Statements - Going Concern (''ASU 2014-15"), to provide guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures requirement. The amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation for each annual and interim reporting period, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). ASU 2014-15 is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early adoption is permitted. The Company does not expect the adoption of this guidance will have a material impact on our consolidated financial position.

In July 2015, the FASB issued No. 2015-11, Inventory - Simplifying the Measurement of Inventory ("ASU 2015-11"). ASU 2015-11 is additional guidance regarding the subsequent measurement of inventory by requiring inventory to be measured at the lower of cost and net realizable value. This guidance is effective for fiscal years and interim periods beginning after December 15, 2016. Early adoption is permitted. The Company does not expect the adoption of this guidance will have a material impact on our consolidated financial position, results of operations or cash flows.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8.	Financial Statements and Supplementary Data

The audit report of MNP LL, Chartered Accountants, and our audited financial statements for the year ended June 30, 2015 follow on pages F-1 through F-12.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and the Stockholders of MJP International Ltd.

We have audited the accompanying consolidated balance sheets of MJP International Ltd. and its subsidiaries (the “Corporation”) as of June 30, 2015 and 2014 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years ended June 30, 2015 and 2014 and the period from incorporation (July 19, 2010) to June 30, 2015. MJP International Ltd.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Corporation is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion of the effectiveness of the Corporation’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MJP International Ltd. and its subsidiaries as of June 30, 2015 and 2014, and the results of their operations and their cash flows for the years ended June 30, 2015 and 2014, and the period from incorporation (July 19, 2010) to June 30, 2015 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Corporation has accumulated losses of $230,127 since its inception. These conditions raise substantial doubt about the Corporation’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Calgary, Alberta
September 17, 2015	Chartered Accountants

MJP International Ltd.
CONSOLIDATED BALANCE SHEETS
Stated in US dollars
(A Development Stage Company)
As at

	June 30,	June 30,
	2015	2014

ASSETS
Current
Cash	$617	$967
Total Assets	$617	$967

LIABILITIES
Current
Trades and other payables	$21,654	$17,847
Due to related parties (Note 3)	95,284	66,035
Total Liabilities	116,938	83,882

STOCKHOLDERS' DEFICIENCY
Capital Stock
Authorized
100,000,000 common stock, voting, par value $0.0001 each 90,000,000 preferred stock, non-voting, par value $0.0001 each
Issued
16,108,500 (June 30, 2014 - 16,108,500) common stock (Note 4)	1,611	1,611
Additional paid in capital (Note 4)	112,195	112,195
Deficit accumulated during the development stage	(241,772)	(193,568)
Accumulated other comprehensive income (loss)	11,645	(3,153)
Total Stockholders' Deficiency	(116,321)	(82,915)
Total Liabilities and Stockholders' Deficiency	$617	$967

Going Concern (Note 1)

The accompanying notes are an integral part of these consolidated financial statements

MJP International Ltd.
CONSOLIDATED STATEMENT OF OPERATIONS
Stated in US dollars
(A Development Stage Company)
For the years ended June 30, 2015 and 2014; and the period from inception (July 19, 2010) to June 30, 2015

	Year ended	Year ended	Since July 19, 2010
	June 30,	June 30,	to June 30,
	2015	2014	2015

Revenue	$4,435	$8,249	$99,284
Cost of goods sold	(3,753)	(10,096)	(76,635)
Gross profit	682	(1,847)	22,649

Expenses
General & administration	23,641	60,425	115,681
Professional fees	22,599	17,330	89,190
Wages & salaries	2,646	11,603	58,215
	(48,886)	(89,358)	(263,086)
Net loss before income tax	(48,204)	(91,205)	(240,437)

Income tax expense	-	-	1,335

Net loss	(48,204)	(91,205)	(241,772)

Other comprehensive income
Foreign currency adjustment	14,798	(357)	11,645

Comprehensive loss	$(33,406)	$(91,562)	$(230,127)

Basic and diluted loss per common stock	$(0.002)	$(0.006)

Weighted average number of shares outstanding	16,108,500	16,108,500

The accompanying notes are an integral part of these consolidated financial statements

MJP International Ltd.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
Stated in US dollars
(A Development Stage Company)

	Common Stock			Accumulated Other
			Additional Paid	Comprehensive
	Shares	Amount	in Capital	Income (Loss)	Deficit	Total
Balance, July 19, 2010	12,000,000	$1,200	$(1,096)	$-	$-	$104

Net loss for the year	-	-	-	-	(17,693)	(17,693)
Other comprehensive loss for the year	-	-	-	(684)	-	(684)

Balance, June 30, 2011	12,000,000	$1,200	$(1,096)	$(684)	$(17,693)	$(18,273)

Net income for the year	-	-	-	-	2,863	2,863
Other comprehensive income for the year	-	-	-	936	-	936

Balance, June 30, 2012	12,000,000	$1,200	$(1,096)	$252	$(14,830)	$(14,474)

Recapitalization	150,000	15	(6,992)	-	-	(6,977)
Stock issued for private placement	3,958,500	396	120,283	-	-	120,679
Net loss for the year	-	-	-	-	(87,533)	(87,533)
Other comprehensive loss for the year	-	-	-	(3,048)	-	(3,048)

Balance, June 30, 2013	16,108,500	$1,611	$112,195	$(2,796)	$(102,363)	$8,647

Net loss for the year	-	-	-	-	(91,205)	(91,205)
Other comprehensive loss for the year	-	-	-	(357)	-	(357)

Balance, June 30, 2014	16,108,500	$1,611	$112,195	$(3,153)	$(193,568)	$(82,915)

Net loss for the year	-	-	-	-	(48,204)	(48,204)
Other comprehensive income for the year	-	-	-	14,798	-	14,798

Balance, June 30, 2015	16,108,500	$1,611	$112,195	$11,645	$(241,772)	$(116,321)

The accompanying notes are an integral part of these consolidated financial statements

MJP International Ltd.
CONSOLIDATED STATEMENT OF CASH FLOWS
Stated in US dollars
(A Development Stage Company)
For the year ended June 30, 2015 and 2014; and the period from inception (July 19, 2010) to June 30, 2015

			Since July 19,
	Year ended	Year ended	2010 to
	June 30,	June 30,	June 30,
	2015	2014	2015
Operating activities
Net loss for the period	$(48,204)	$(91,205)	$(241,772)
Changes in non-cash working capital:
Inventory	-	8,369	-
Trade and other payables	3,807	(5,944)	22,272
Due to related parties	29,249	32,427	95,284

Net cash used in operating activities	(15,148)	(56,353)	(124,216)

Financing activities
Cash from acquisition	-	-	382
Common stock issued	-	-	113,806

Net cash provided by financing activities	-	-	114,188

Effect of exchange rate changes on cash	14,798	(357)	10,645

Net cash increase (decrease) for period	(350)	(56,710)	617

Cash and cash equivalents, beginning of the period	967	57,677	-

Cash and cash equivalents, end of the period	$617	$967	$617

The accompanying notes are an integral part of these consolidated financial statements

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

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Corporation and its subsidiaries will be able to meet its obligations and continue its operations for next fiscal year. Realization values may be substantially different from carrying values as shown and these consolidated financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Corporation be unable to continue as a going concern. At June 30, 2015, the Corporation had not yet achieved profitable operations and has accumulated losses of $241,772 since its inception. The Corporation expects to incur further losses in the development of its business, all of which casts substantial doubt about the Corporation’s ability to continue as a going concern. The Corporation’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management anticipates that additional funding will be in the form of equity financing from the sale of common stock. Management may also seek to obtain short-term loans from the directors of the Corporation. There are no current arrangements in place for equity funding or short-term loans.

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

Cash

For purposes of the consolidated statement of cash flows, management considers liquid investments with an original maturity of three months or less to be cash equivalents. As at June 30, 2015, all cash amounts deposited in accounts were federally insured.

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

Comprehensive Loss

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

Basic and Diluted Loss per Common Stock

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

Cash is measured using level 1 inputs.

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

The fair value of financial instruments consisting of cash, trade and other payables and due to related parties were estimated to approximate their carrying values based on the short-term maturity of these instruments.

Risks

Financial instruments that potentially subject the Corporation to credit risk consist principally of cash.

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

Currency Risks

The Corporation incurs expenditures in Canadian dollars. Consequently, some assets and liabilities are exposed to Canadian dollar foreign currency fluctuations. As at June 30, 2015, cash, trade and other payables and due to related parties were all denominated in Canadian dollars.

Impairment of Long-Lived Assets

Impairment losses on long-lived assets are recognized when events or changes in circumstances indicate that the undiscounted cash flows estimated to be generated by such assets are less than their carrying value and, accordingly, all or a portion of such carrying value may not be recoverable. Impairment losses are then measured by comparing the fair value of assets to their carrying amounts. No impairments of these types of assets were recognized during the year ended June 30, 2015.

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

Recent Accounting Pronouncements

The Company adopts new pronouncements relating to generally accepted accounting principles applicable to the Company as they are issued, which may be in advance of their effective date. Management does not believe that any recently issued, but not yet effective accounting standards, if currently adopted, would have a material effect on the accompanying consolidated financial statements.

In March 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2013-05 Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (ASC 2013-05). ASC 2013-05 requires that when a reporting entity (parent) ceases to have a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity, the parent is required to apply the guidance in Subtopic 830-30 to release any related cumulative translation adjustment into net income. Accordingly, the cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. The Corporation has determined that the adaptation of this guidance has no material impact to its consolidated financial statements.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). ASU 2013-11 provides guidance for the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. ASU 2013-11 is effective for interim and annual reporting periods beginning after December 15, 2013, with early adoption permitted. The Corporation has determined that the adaptation of this guidance has no material impact to its consolidated financial statements.

In February 2015, the FASB issued ASU No. 2015-2, “Consolidation (Topic 820): Amendments to the Consolidation Analysis.” ASU 2015-2 provides a revised consolidation model for all reporting entities to use in evaluating whether they should consolidate certain legal entities. All legal entities will be subject to reevaluation under this revised consolidation model. The revised consolidation model, among other things, (i) modifies the evaluation of whether limited partnerships and similar legal entitiesare VIEs or voting interest entities, (ii) eliminates the presumption that a general partner should consolidate a limited partnership, and (iii) modifies the consolidation analysis of reporting entities that are involved with VIEs through fee arrangements and related party relationships. ASU 2015-2 is effective for fiscal years, and interim reporting periods within those fiscal years, beginning after December 15, 2015. The Corporation does not expect the adoption of this guidance will have a material impact on its consolidated financial position, results of operations or cash flows.

In April 2015, the FASB issued ASU No. 2015-03, Interest -Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts and the accounting for debt issue costs under IFRS. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. ASU 2015-03 is effective for the annual period ending after December 15, 2015, and interim periods within those fiscal years. Early adoption of the amendments in this Update is permitted for financial statements that have not been previously issued. The Corporation does not expect the adoption of this guidance will have a material impact on its consolidated financial position, results of operations or cash flows.

In August 2014, the FASB issued amended standards No. 2014-15, Presentation of Financial Statements - Going Concern (''ASU 2014-15"), to provide guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures requirement. The amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation for each annual and interim reporting period, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). ASU 2014-15 is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early adoption is permitted. The Corporation does not expect the adoption of this guidance will have a material impact on its consolidated financial position.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

In July 2015, the FASB issued No. 2015-11, Inventory - Simplifying the Measurement of Inventory ("ASU 2015-11"). ASU 2015-11 is additional guidance regarding the subsequent measurement of inventory by requiring inventory to be measured at the lower of cost and net realizable value. This guidance is effective for fiscal years and interim periods beginning after December 15, 2016. Early adoption is permitted. The Corporation does not expect the adoption of this guidance will have a material impact on its consolidated financial position, results of operations or cash flows.

NOTE 3 – DUE TO RELATED PARTIES

During the year ended June 30, 2015, the Corporation paid wages of $2,646 (2014 - $11,603) to an officer and shareholder of the Corporation. This amount includes equals 3 monthly payroll expenses at C$1,035 per month. Of this amount, $2,646 (2014 - $8,135) is included in trade and other payables.

As at June 30, 2015, the Corporation was obligated to shareholders for funds advanced to the Corporation for working capital, in the amount of $95,284(C$118,322) (2014 - $66,035; C$70,497). The advances are unsecured and no interest rate or payback schedule has been established.

NOTE 4 – COMMON STOCK

As at June 30, 2015, there were no warrants or options outstanding (2014 – nil).

NOTE 5 – INCOME TAXES

a)	The significant components of the Corporation’s deferred income tax asset are as follows:

	2015	2014
Non-capital losses	$41,864	$22,399
Listing fees	31,511	19,209
Valuation allowance	(73,375)	(41,608)
	-	-

b)	The rate reconciliation is as follows:

	2015	2014
Net loss before income tax	$(48,204)	$(91,205)
Expected recovery at statutory rate 34% (2014 – 34%)	(16,389)	(31,010)
Differential between Canadian, US tax rates and other	(15,378)	15,093
Change in deferred tax benefits not recognized	31,767	15,917
	$-	$-

The Corporation has $81,688 (2014 - $53,949) of loss carry forwards in the United States that begin to expire in 2033. The Corporation has $56,359 (2014 - $53,539) of loss carry forwards in Canada that begin to expire in 2033. No tax benefits have been recognized in these consolidated financial statements as the criteria for recognition has not been met.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There were no disagreements related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and interim periods.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2015.

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

Management has conducted, with the participation of our president (our principal executive officer and our principal accounting officer and principal financial officer), an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2015 in accordance with the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control — Integrated Framework. Based on this assessment, management concluded that as of June 30, 2015, our company’s internal control over financial reporting was not effective based on present company activity. Our company is in the process of adopting specific internal control mechanisms with our board and officers’ collaboration to ensure effectiveness as we grow. We are presently engaging an outside consultant to assist in adopting new measures to improve upon our internal controls. Future controls, among other things, will include more checks and balances and communication strategies between the management and the board to ensure efficient and effective oversight over company activities as well as more stringent accounting policies to track and update our financial reporting.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended June 30, 2015 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Allan Y.L. Fung	Secretary, Treasurer and Director	31	October 24, 2012
Chris Tong Tang	President, Chief Executive Officer, and Director	47	December 21, 2012

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

Board and Committee Meetings

Our board of directors held no formal meetings during the year ended June 30, 2015. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

For the year ended June 30, 2015, there was no standing nominating committee or committee performing similar functions for our company. Mr. Tong and Mr. Fung participate in the consideration of director nominees.

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

In general, officers and directors of a corporation are required to present business opportunities to a corporation if:

•	the corporation could financially undertake the opportunity;
•	the opportunity is within the corporation’s line of business; and
•	it would be unfair to the corporation and its stockholders not to bring the opportunity to the attention of the corporation.

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

(c)	each of our three most highly compensated executive officers who were serving as executive officers at the end of the years ended June 30, 2015 and 2014; and

(d)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended June 30, 2015 and 2014, whom we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
Chris Tong Tang(1) President, Chief Executive Officer, and Director	2015 2014	2,646 11,603	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	2,646 11,603
Allan Y.L. Fung (2) Secretary, Treasurer, and Director	2015 2014	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	7,668(3) $8,408(3)	7,668 8,408

(1)	Chris Tong Tang was appointed President, Chief Executive Officer, and Director of our company on December 21, 2012
(2)	Allan Y.L. Fung was appointed Secretary, Treasurer and Director of our company on October 24, 2012
(3)	Represents consulting fees paid in consideration of accounting services provided by Mr. Fung.

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

No equity awards were outstanding as of the year ended June 30, 2015.

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

The following table sets forth, as of September 17, 2015, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

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

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on September 15, 2015. As of September 15, 2015, there were 16,108,500 shares of our company’s common stock issued and outstanding.

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

During the year ended June 30, 2015, we paid wages of $2,646 (2014 - $11,603) to Chris Tong Tang, our president, chief executive officer, director and shareholder. This amount includes 3 monthly payroll expenses at C$1,035 per month and is categorized on our consolidated balance sheet under trade and other payables.

As at June 30, 2015, we are obligated to Chris Tong Tang, our president, chief executive officer, director and shareholder, for funds advanced to us for working capital, in the amount of $95,284(C$118,322) (2014 - $66,035; C$70,497). The advances are unsecured and no interest rate or payback schedule has been established.

During the fiscal year ended June 30, 2015 we paid consulting fees of $7,668 (2014-$8,408) to Allan Y.L. Fung, our secretary, treasurer and director in consideration of accounting services rendered to our company. accounting services

As at the date of this Annual Report there are no written agreements between our company and Allan Y.L. Fung or Chris Tong Tang regarding their respective consulting, officer, or director services to the company.

Director Independence

We currently act with two directors. We do not have a director that would qualify as an “independent director” as defined by Nasdaq Marketplace Rule 4200(a)(15).

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

The aggregate fees billed for the most recently completed fiscal year ended June 30, 2015 and for fiscal year ended June 30, 2014 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	June 30, 2015 $	June 30, 2014 $
Audit Fees	8,500	8,500
Audit Related Fees	Nil	Nil
Tax Fees	3,000	Nil
All Other Fees	3,750	6,400
Total	15,250	14,900

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

MJP INTERNATIONAL LTD.

Dated: September 23, 2015	By:	/s/Chris Tong Tang
Chris Tong Tang
President, Chief Executive Officer and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: September 23, 2015	By:	/s/Chris Tong Tang
Chris Tong Tang
President, Chief Executive Officer and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)

Dated: September 23, 2015	By:	/s/Allan Y.L. Fung
Allan Y. L. Fung
Secretary, Treasurer and Director