Form 10-Q
period 2015-09-30
MJP INTERNATIONAL LTD.
filed 2015-11-18
CIK 1575420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____________ to ___________

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

Large Accelerated filer[ ]	Accelerated Filer [ ]
Non accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ x ]

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
[    ] YES   [ ]NO

NOYESAPPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 16,108,500 common shares issued and outstanding as of November 16, 2014.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Our unaudited condensed interim consolidated financial statements for the three month period ended September 30, 2015 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

MJP International Ltd.
CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS
Stated in US Dollars
(A Development Stage Company)

	September 30,	June 30,
	2015	2015
	(Unaudited)	(Audited)
ASSETS
Current
Cash	$416	$617

Total Assets	$416	$617

LIABILITIES
Current
Trades and other payables	$23,506	$21,654
Due to related parties (Note 3)	94,248	95,284
Total Liabilities	117,754	116,938

STOCKHOLDERS' DEFICIENCY
Capital Stock
Authorized
100,000,000 common stock, voting, par value $0.0001 each 90,000,000 preferred stock, non-voting, par value $0.0001 each
Issued
16,108,500 (June 30, 2015 - 16,108,500) common stock (Note 4)	1,611	1,611
Additional paid in capital (Note 4)	112,195	112,195
Deficit accumulated during the development stage	(250,994)	(241,772)
Accumulated other comprehensive income	19,850	11,645
Total Stockholders' Deficiency	(117,338)	(116,321)
Total Liabilities and Stockholders' Deficiency	$416	$617

Going Concern (Note 1)

The accompanying notes are an integral part of these condensed interim consolidated financial statements

MJP International Ltd.
CONDENSED INTERIM CONSOLIDATED STATEMENT OF OPERATIONS
Stated in US Dollars
(A Development Stage Company)
For the three months ended September 30, 2015 and 2014;
and the period from inception (July 19, 2010) to September 30, 2015
(Unaudited)

	Three months	Three months	Since July 19,
	ended	ended	2010
	September 30,	September 30,	to September 30,
	2015	2014	2015
Revenue	$-	$2,015	$99,284
Cost of goods sold	-	(1,632)	(76,635)
Gross profit	-	383	22,649
Expenses
General & administration	9,222	8,054	124,903
Professional fees	-	-	89,190
Wages & salaries	-	2,851	58,215
	(9,222)	(10,905)	(272,308)
Net loss before income tax	(9,222)	(10,522)	(249,659)
Income tax expense	-	-	1,335
Net loss	(9,222)	(10,522)	(250,994)
Other comprehensive income
Foreign currency adjustment	8,205	4,239	19,850
Comprehensive loss	$(1,017)	$(6,283)	$(231,144)
Basic and diluted loss per stock	$(0.0001)	$(0.0004)
Weighted average number of stock outstanding	16,108,500	16,108,500

The accompanying notes are an integral part of these condensed interim consolidated financial statements

MJP International Ltd.
CONDENSED INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Stated in US Dollars
(A Development Stage Company)

				Accumulated Other
	Common Stock		Additional Paid	Comprehensive
	Shares	Amount	in Capital	Income (Loss)	Deficit	Total
Balance, July 19, 2010	12,000,000	$1,200	$(1,096)	$-	$-	$104
Net loss for the year	-	-	-	-	(17,693)	(17,693)
Other comprehensive loss for the year	-	-	-	(684)	-	(684)
Balance, June 30, 2011	12,000,000	$1,200	$(1,096)	$(684)	$(17,693)	$(18,273)
Net income for the year	-	-	-	-	2,863	2,863
Other comprehensive income for the year	-	-	-	936	-	936
Balance, June 30, 2012	12,000,000	$1,200	$(1,096)	$252	$(14,830)	$(14,474)
Recapitalization	150,000	15	(6,992)	-	-	(6,977)
Stock issued for private placement	3,958,500	396	120,283	-	-	120,679
Net loss for the year	-	-	-	-	(87,533)	(87,533)
Other comprehensive loss for the year	-	-	-	(3,048)	-	(3,048)
Balance, June 30, 2013	16,108,500	$1,611	$112,195	$(2,796)	$(102,363)	$8,647
Net loss for the year	-	-	-	-	(91,205)	(91,205)
Other comprehensive loss for the year	-	-	-	(357)	-	(357)
Balance, June 30, 2014	16,108,500	$1,611	$112,195	$(3,153)	$(193,568)	$(82,915)
Net loss for the year	-	-	-	-	(48,204)	(48,204)
Other comprehensive income for the year	-	-	-	14,798	-	14,798
Balance, June 30, 2015	16,108,500	$1,611	$112,195	$11,645	$(241,772)	$(116,321)
Net loss for the period	-	-	-	-	(9,222)	(9,222)
Other comprehensive income for the period	-	-	-	8,205	-	8,205
Balance, September 30, 2015	16,108,500	$1,611	$112,195	$19,850	$(250,994)	$(117,338)

The accompanying notes are an integral part of these condensed interim consolidated financial statements

MJP International Ltd.
CONDENSED INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
Stated in US Dollars
(A Development Stage Company)
For the three months ended September 30, 2015 and 2014;
and the period from inception (July 19, 2010) to September 30, 2015
(Unaudited)

	Three months	Three months	Since July 19,
	ended	ended	2010 to
	September 30,	September 30,	September 30,
	2015	2014	2015
Operating activities
Net loss for the period	$(9,222)	$(10,522)	$(250,994)
Changes in non-cash working capital:
Trade and other payables	3,467	4,522	24,124
Due to related parties	5,441	2,501	94,248
Net cash used in operating activities	(314)	(3,499)	(132,622)
Financing activities
Cash from acquisition	-	-	382
Common stock issued	-	-	113,806
Net cash provided by financing activities	-	-	114,188
Effect of exchange rate changes on cash	113	4,239	18,850
Net cash increase (decrease) for period	(201)	740	416
Cash and cash equivalents, beginning of the period	617	967	-

Cash and cash equivalents, end of the period	$416	$1,707	$416

The accompanying notes are an integral part of these condensed interim consolidated financial statements

MJP INTERNATIONAL LTD.
NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL
STATEMENTS
For the three months ended September 30, 2015 and 2014
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

Going Concern

These condensed interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Corporation and its subsidiaries will be able to meet its obligations and continue its operations for next fiscal year. Realizable values may be substantially different from carrying values as shown and these condensed interim consolidated financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Corporation be unable to continue as a going concern. At September 30, 2015, the Corporation had not yet achieved profitable operations and has accumulated losses of $250,994 since its inception. The Corporation expects to incur further losses in the development of its business, all of which casts substantial doubt about the Corporation’s ability to continue as a going concern. The Corporation’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management anticipates that additional funding will be in the form of equity financing from the sale of common stock. Management may also seek to obtain short-term loans from the directors of the Corporation. There are no current arrangements in place for equity funding or short-term loans.

MJP INTERNATIONAL LTD.
NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL
STATEMENTS
For the three months ended September 30, 2015 and 2014
(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies is presented to assist in understanding the condensed interim consolidated financial statements. The condensed interim consolidated financial statements and notes are the representations of the Corporation’s management, who is responsible for their integrity and objectivity. The condensed interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q, and therefore do not include all the information necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. These condensed interim consolidated financial statements should be read in conjunction with the annual consolidated financial statements and footnotes thereto included in the Corporation’s filed Form 10-K for the year ended June 30, 2015.

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

While the information presented in the accompanying condensed interim three month consolidated financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operation and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. Operating results for the period ended September 30, 2015 are not necessarily indicative of the results that can be expected for the year ended June 30, 2016.

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
STATEMENTS
For the three months ended September 30, 2015 and 2014
(Unaudited)

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

In February 2015, the FASB issued ASU No. 2015-2, “Consolidation (Topic 820): Amendments to the Consolidation Analysis.” ASU 2015-2 provides a revised consolidation model for all reporting entities to use in evaluating whether they should consolidate certain legal entities. All legal entities will be subject to reevaluation under this revised consolidation model. The revised consolidation model, among other things, (i) modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities, (ii) eliminates the presumption that a general partner should consolidate a limited partnership, and (iii) modifies the consolidation analysis of reporting entities that are involved with VIEs through fee arrangements and related party relationships. ASU 2015-2 is effective for fiscal years, and interim reporting periods within those fiscal years, beginning after December 15, 2015. The Corporation does not expect the adoption of this guidance will have a material impact on its consolidated financial position, results of operations or cash flows.

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

MJP INTERNATIONAL LTD.
NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL
STATEMENTS
For the three months ended September 30, 2015 and 2014
(Unaudited)

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

NOTE 3 – DUE TO RELATED PARTIES

As at September 30, 2015, the Corporation was obligated to shareholders for funds advanced to the Corporation for working capital. The advances are unsecured, non-interest bearing and no payback schedule has been established.

NOTE 4 – CAPITAL STOCK

As at September 30, 2015, there were no warrants or options outstanding (2014 - nil).

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

Results of Operations

Operating Expenses

Our operating expenses for the three month periods ended September 30, 2015and 2014, and for the period from July 19, 2010 (inception) to September 30, 2015, are outlined in the table below:

	Three	Three	July 19, 2010
	Months	Months	(inception)
	Ended	Ended	to
	September 30,	September 30,	September 30,
	2015	2014	2015
Revenues	$-	$2,015	$99,284
Cost of goods sold	$-	$(1,632)	$(76,635)
Operating Expenses	$(9,222)	$(10,905)	$(272,308)
Net Loss	$(9,222)	$(10,522)	$(250,994)

Revenues

We earned no revenues for the three month period ended September 30, 2015 compared to $2,015 for the three month period ended September 30, 2014. The absence of sales for the three month period ended September, 2015 (2014 - $2,015) is primarily due to the halt of our marketing activities due to lack of capital. Our gross profit from sales for the three month period ended September 30, 2015 was $Nil compared to our nominal gross profit of $383 for the three month period ended September, 2014. From our inception on July 19, 2010 through September 30, 2015 we have earned revenues of $99,284, incurred costs of goods sold and operating expenses of $76,635 and $272,308, respectively, resulting in a cumulative net loss of $250,994.

Operating Expenses

Our consolidated expenses for the three month periods ended September 30, 2015 and for the period from July 19, 2010 (inception) to September 30, 2015, are outlined in the table below:

	Three	Three	July 19, 2010
	Months	Months	(inception)
	Ended	Ended	to
	September 30,	September 30,	September 30,
	2015	2014	2015
General and administrative expenses	$9,222	$8,054	$124,903
Professional fees	$-	$-	$89,190
Salaries and wages	$-	$2,851	$58,215
Total Expenses	$9,222	$10,905	$272,308

Our general and administrative expenses include rent, telephone and internet services, banking changes and miscellaneous office supply costs. Our professional fees include legal and accounting fees. Our general and administrative expenses were $9,222 for the three months ended September 30, 2015 compared to $8,054 for the same period in 2014. The overall decrease in expenses from $10,905 during the three months ended September 30, 2014 to $9,222 for the same period in 2015 is due to the elimination of salaries and wages (2014 - $2,851) resulting from cost reducing measures implemented by our management. From our inception on July 19, 2010 through September 30, 2015 we have incurred total expenses of $272,308 consisting of general and administrative expenses of $124,903, professional fees of $89,190, and salaries and wages of $58,215.

Earnings after Taxes

The net loss for the three month period ended September 30, 2015 was $9,222 compared to a net loss of $10,522 during the three month period ended September 30, 2014. The decreased loss for the three month period ended September 30, 2015 is primarily due is due to the elimination of salaries and wages (2014 - $2,851) resulting from cost reducing measures implemented by our management..

Liquidity and Capital Resources

	At	At
	September 30,	June 30
	2015	2015
	(unaudited)	(audited)
Current Assets	$416	$617
Current Liabilities	$117,754	$116,938
Working Capital (Deficit)	$(117,338)	$(116,321)

As at September 30, 2015, we were obligated to related parties, including Chris Tong Tang, our president, chief executive officer and director and a number of shareholders, for $94,248 (June 30, 2015 $95,284) in funds advanced to us for working capital. The advances are unsecured, non-interest bearing and no payback schedule has been established.

At September 30, 2015, our company had a cash balance and total assets of $416 compared with a cash balance and total assets of $617 as at June 30, 2015.

As at September 30, 2015, our company had total liabilities of $117,754 compared with $116,938 as at June 30, 2015. The nominal increase of $816 was attributed to an increase in trades and other payables offset by an decrease in amounts due to related parties.

As at September 30, 2015, our company had a working capital deficit of $117,338 compared with a working capital deficit of $116,321 as at June 30, 2015.

	Three Months	Three Months	July 19, 2010
	Ended	Ended	(inception) to
	September 30,	September 30,	September 30,
	2015	2014	2015
Net Cash Provided by (Used in) Operating Activities	$(314)	$(3,499)	$(132,622)
Net Cash Provided by Financing Activities	$-	$-	$114,188
Net Cash Provided by (Used In) Investing Activities	$-	$-	$-
Effect of Exchange Rate Changes on Cash	$113	$4,239	$18,850
Net Increase (Decrease) In Cash During The Period	$(201)	$740	$416

Cash Flow from Operating Activities

During the three months ended September 30, 2015, our company used $314 of cash in operating activities compared with $3,499 used during the same period in 2014. The decrease in cash used in operating activities was primarily due to a decrease in operating activities, such as sales and marketing, resulting from a lack of capital available to support such activities. Since July 19, 2010 (inception) to September 30, 2015 we have used net cash of $132,622 in our operating activities.

Cash Flow from Financing Activities

During the three months ended September 30, 2015 and 2014, our company did not receive any cash for financing activities. We did not engage in any financing activities during the most recent three month period. From July 19, 2010 (inception) through September 30, 2015 we have received $114,188 from financing activities.

Cash Flow from Investing Activities

We have not engaged in any investing activities since inception.

Going Concern

We incurred a net loss of $249,659 during the period from inception (July 19, 2010) to September 30, 2015. We have commenced limited operations, raising substantial doubt about our ability to continue as a going concern. We will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance that we will be successful in accomplishing our objectives.

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

Estimated Expenses

Our expenses for the twelve month period beginning from October 1, 2015 are estimated to be approximately $70,000. With our working capital deficit of $117,338 as at September 30, 2015, we will need to raise additional capital to cover our expenses for the twelve month period beginning October 1, 2015. We plan to raise additional funding either from new share issuance or from loans from shareholders.

Estimated Expenses For the Twelve Month Period Beginning October 1, 2015
General, Administrative, and Corporate Expenses	$60,000
Other Operating Expenses	$10,000
Total	$70,000

At present, our cash requirements for the next 12 months (beginning October 1, 2015) outweigh the funds available to maintain or develop our business. Of the $70,000 that we require for the next 12 months, we have only nominal cash on hand and a working capital deficit of $117.338 as at September 30, 2015. In order to improve our liquidity, we plan to pursue additional equity financing from private investors or possibly a registered public offering. We do not currently have any definitive arrangements in place for the completion of any further private placement financings and there is no assurance that we will be successful in completing any further private placement financings. If we are unable to achieve the necessary additional financing, then we plan to reduce the amounts that we spend on our business activities and administrative expenses in order to be within the amount of capital resources that are available to us.

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

October 1, 2015 to September 30, 2016:

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

While the information presented in the accompanying interim three months consolidated financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operation and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. Operating results for the period ended September 30, 2015 are not necessarily indicative of the results that can be expected for the year ended June 30, 2016.

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

MJP INTERNATIONAL LTD.
(Registrant)

Dated: November 18, 2015	By:	/s/ Chris Tong Tang
Chris Tong Tang
President, Chief Executive Officer and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)