Form 10-Q
period 2015-12-31
MJP INTERNATIONAL LTD.
filed 2016-02-16
CIK 1575420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

or

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to Commission File Number 333-188152

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
16,108,500 common shares issued and outstanding as of February 1, 2016.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Our unaudited condensed interim consolidated financial statements for the three and six month periods ended December 31, 2015 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

MJP International Ltd.
CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS
Stated in US Dollars
(A Development Stage Company)

	December 31,	June 30,
	2015	2015
	(Unaudited)	(Audited)
ASSETS
Current
Cash and cash equivalents	$669	$617
Total Assets	$669	$617

LIABILITIES
Current
Trades and other payables	$8,637	$21,654
Due to related parties (Note 3)	112,569	95,284
Total Liabilities	121,206	116,938

STOCKHOLDERS' DEFICIENCY
Capital Stock Authorized 100,000,000 common stock, voting, par value $0.0001 each 90,000,000 preferred stock, non-voting, par value $0.0001 each Issued 16,108,500 (June 30, 2015 - 16,108,500) common stock (Note 4)	1,611	1,611
Additional paid in capital (Note 4)	112,195	112,195
Deficit accumulated during the development stage	(258,219)	(241,772)
Accumulated other comprehensive income	23,876	11,645
Total Stockholders' Deficiency	(120,537)	(116,321)
Total Liabilities and Stockholders' Deficiency	$669	$617

Going Concern (Note 1)

The accompanying notes are an integral part of these condensed interim consolidated financial statements

MJP International Ltd.
CONDENSED INTERIM CONSOLIDATED STATEMENT OF OPERATIONS
Stated in US Dollars
(A Development Stage Company)
For the three and six months ended December 31, 2015 and 2014;
and the period from inception (July 19, 2010) to December 31, 2015
(Unaudited)

	Three months ended	Three months ended	Six months ended	Six months ended	Since July 19, 2010
	December 31,	December 31,	December 31,	December 31,	to December 31,
	2015	2014	2015	2014	2015
Revenue	$1,792	$944	$1,792	$2,959	$101,076
Cost of goods sold	(1,434)	(952)	(1,434)	(2,584)	(78,069)
Gross profit	358	(8)	358	375	23,007
Expenses
General & administration	4,396	7,573	13,618	15,686	129,299
Professional fees	3,187	2,632	3,187	2,632	92,377
Wages & salaries	-	-	-	2,792	58,215
	(7,583)	(10,205)	(16,805)	(21,110)	(279,891)
Net loss before income tax	(7,225)	(10,213)	(16,447)	(20,735)	(256,884)
Income tax expense	-	-	-	-	1,335
Net loss	(7,225)	(10,213)	(16,447)	(20,735)	(258,219)
Other comprehensive income
Foreign currency adjustment	4,026	3,231	12,231	7,470	23,876
Comprehensive loss	$(3,199)	$(6,982)	$(4,216)	$(13,265)	$(234,343)
Basic and diluted loss per stock	$(0.000)	$(0.000)	$(0.000)	$(0.001)
Weighted average number of shares outstanding	16,108,500	16,108,500	16,108,500	16,108,500

The accompanying notes are an integral part of these condensed interim consolidated financial statements

MJP International Ltd.
CONDENSED INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Stated in US Dollars
(A Development Stage Company)

				Accumulated Other
	Common Stock		Additional Paid	Comprehensive
	Shares	Amount	in Capital	Income (Loss)	Deficit	Total
Balance, July 19, 2010	12,000,000	$1,200	$(1,096)	$-	$-	$104
Net loss for the year	-	-	-	-	(17,693)	(17,693)
Other comprehensive loss for the year	-	-	-	(684)	-	(684)
Balance, June 30, 2011	12,000,000	$1,200	$(1,096)	$(684)	$(17,693)	$(18,273)
Net income for the year	-	-	-	-	2,863	2,863
Other comprehensive income for the year	-	-	-	936	-	936
Balance, June 30, 2012	12,000,000	$1,200	$(1,096)	$252	$(14,830)	$(14,474)
Recapitalization	150,000	15	(6,992)	-	-	(6,977)
Stock issued for private placement	3,958,500	396	120,283	-	-	120,679
Net loss for the year	-	-	-	-	(87,533)	(87,533)
Other comprehensive loss for the year	-	-	-	(3,048)	-	(3,048)
Balance, June 30, 2013	16,108,500	$1,611	$112,195	$(2,796)	$(102,363)	$8,647
Net loss for the year	-	-	-	-	(91,205)	(91,205)
Other comprehensive loss for the year	-	-	-	(357)	-	(357)
Balance, June 30, 2014	16,108,500	$1,611	$112,195	$(3,153)	$(193,568)	$(82,915)
Net loss for the year	-	-	-	-	(48,204)	(48,204)
Other comprehensive income for the year	-	-	-	14,798	-	14,798
Balance, June 30, 2015	16,108,500	$1,611	$112,195	$11,645	$(241,772)	$(116,321)
Net loss for the period	-	-	-	-	(16,447)	(16,447)
Other comprehensive income for the period	-	-	-	12,231	-	12,231
Balance, December 31, 2015	16,108,500	$1,611	$112,195	$23,876	$(258,219)	$(120,537)

The accompanying notes are an integral part of these condensed interim consolidated financial statements

MJP International Ltd.
CONDENSED INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
Stated in US Dollars
(A Development Stage Company)
For the six months ended December 31, 2015 and 2014;
and the period from inception (July 19, 2010) to December 31, 2015
(Unaudited)

	Six months ended	Six months ended	Since July 19, 2010 to
	December 31,	December 31,	December 31,
	2015	2014	2015
Operating activities
Net loss for the period	$(16,447)	$(20,735)	$(258,219)
Changes in non-cash working capital:
Trades receivable	-	-	-
Prepaid expenses	-	-	-
Inventory	-	-	-
Trade and other payables	(11,387)	(6,664)	9,255
Due to related parties	27,952	21,218	112,569
Net cash provided (used in) operating activities	118	(6,181)	(136,395)
Financing activities
Cash from acquisition	-	-	382
Common stock issued	-	-	113,806
Net cash provided by financing activities	-	-	114,188
Effect of exchange rate changes on cash	(66)	7,470	22,876
Net cash increase (decrease) for period	52	1,289	669
Cash and cash equivalents, beginning of the period	617	967	-

Cash and cash equivalents, end of the period	$669	$2,256	$669

The accompanying notes are an integral part of these condensed interim consolidated financial statements

MJP INTERNATIONAL LTD.
NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
For the three and six months ended December 31, 2015 and 2014
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

Going Concern

These condensed interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Corporation and its subsidiaries will be able to meet its obligations and continue its operations for next fiscal year. Realizable values may be substantially different from carrying values as shown and these condensed interim consolidated financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Corporation be unable to continue as a going concern. At December 31, 2015, the Corporation had not yet achieved profitable operations and has accumulated losses of $258,219 since its inception. The Corporation expects to incur further losses in the development of its business, all of which casts substantial doubt about the Corporation’s ability to continue as a going concern. The Corporation’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management anticipates that additional funding will be in the form of equity financing from the sale of common stock. Management may also seek to obtain short-term loans from the directors of the Corporation. There are no current arrangements in place for equity funding or short-term loans.

MJP INTERNATIONAL LTD.
NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
For the three and six months ended December 31, 2015 and 2014
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

While the information presented in the accompanying condensed interim three and six months consolidated financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operation and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. Operating results for the period ended December 31, 2015 are not necessarily indicative of the results that can be expected for the year ended June 30, 2016.

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
For the three and six months ended December 31, 2015 and 2014
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

MJP INTERNATIONAL LTD.
NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
For the three and six months ended December 31, 2015 and 2014
(Unaudited)

NOTE 3 – DUE TO RELATED PARTIES

As at December 31, 2015, the Corporation was obligated to shareholders for funds advanced to the Corporation for working capital. The advances are unsecured, non-interest bearing and no payback schedule has been established.

NOTE 4 – CAPITAL STOCK

As at December 31, 2015, there were no warrants or options outstanding (2014 - nil).

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

Results of Operations

Operating Expenses

Our operating expenses for the three month periods ended December 31, 2015 and 2014 are outlined in the table below:

	Three	Three	Six	Six
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,
	2015	2014	2015	2014
Revenues	$1,792	$944	$1,792	$2,959
Cost of goods sold	$(1,434)	$(952)	$(1,434)	$(2,584)
Operating Expenses	$(7,583)	$(10,205)	$(16,805)	$(21,110)
Net Loss	$(7,225)	$(10,213)	$(16,447)	$(20,735)

Revenues

We earned revenues of $1,792 for the three month period ended December 31, 2015 compared to $944 for the three month period ended December 31, 2014 for an increase of approximately 89%. The increase in revenues for the three month period ended December 31, 2015 is primarily due to due to our strong marketing effort during the quarter. Our gross profit for three month period ended December 31, 2015 was $358 compared to a loss of $8 for the three month period ended December 31, 2014 for an increase of $464 due to a higher gross profit margin.

We earned revenues of $1,792 for the six month period ended December 31, 2015 compared to $2,959 for the six month period ended December 31, 2014 for a decrease of approximately 39.5% . The decrease in sales for the six month period ended December 31, 2015 is primarily due to increases in competition as more and more sellers have entered our market during the past few years. Our gross profit for six month period ended December 31, 2015 was $358 compared to $375 for the six month period ended December 31, 2014 for a decrease of approximately 4.6% due to lower revenues.

Operating Expenses

Our consolidated expenses for the three and six month periods ended December 31, 2015 and 2014:

		Three Months		Three Months		Six Months	Six Months
		Ended		Ended		Ended	Ended
		December 31,		December 31,		December 31,	December 31,
		2015		2014		2015	2014
General and administrative expenses		$4,396		$7,535		$13,618	$15,686
Professional fees		$3,187		$2,632		$3,187	$2,632
Salaries and wages	$	Nil	$	Nil	$	Nil	$2,792
Total Expenses		$7,583		$10,205		$16,805	$21,110

Our general and administrative expenses include rent, telephone and internet services, banking changes and miscellaneous office supply costs. Our professional fees include legal and accounting fees. The decrease in expenses for the three month period ended December 31, 2015 is primarily due to a decrease of general and administrative expenses.

The decrease in expenses for the six month period ended December 31, 2015 is primarily due to decreases in general and administrative expenses and in salaries and wages.

Earnings after Taxes

The net loss for the three month period ended December 31, 2015 was $7,225 compared to a net loss of $10,213 during the three month period ended December 31, 2014. The loss for the three month period ended December 31, 2015 is primarily due to operating expenses.

The net loss for the six month period ended December 31, 2015 was $16,447 compared to a net loss of $20,735 during the six month period ended December 31, 2014. The loss for the six month period ended December 31, 2015 is primarily due to operating expenses.

Liquidity and Capital Resources

	At	At
	December 31,	June 30
	2015	2015
Current Assets	$669	$617
Current Liabilities	$121,206	$116,938
Working Capital (Deficit)	$(120,537)	$(116,321)

As at December 31, 2015, we were obligated to related parties, including Chris Tong Tang, our president, chief executive officer and director and a number of shareholders, for $112,569 (June 30, 2015 $95,284) in funds advanced to us for working capital. The advances are unsecured, non-interest bearing and no payback schedule has been established.

At December 31, 2015, our company had a cash balance and total assets of $669 compared with a cash balance and total assets of $617 as at June 30, 2015.

As at December 31, 2015, our company had total liabilities of $121,206 compared with $116,938 as at June 30, 2015. The nominal increase of $4,268 was attributed to an increase in loans from a related party.

As at December 31, 2015, our company had a working capital deficit of $120,537 compared with a working capital deficit of $116,321 as at June 30, 2015.

		Six Months		Six Months
		Ended		Ended
		December 31,		December 31,
		2015		2014
Net Cash Provided by (Used in) Operating Activities		$118		$(61,181)
Net Cash Provided by Financing Activities	$	Nil	$	Nil
Net Cash Provided by (Used In) Investing Activities	$	Nil	$	Nil
Effect of Exchange Rate Changes on Cash		$(66)		$7,470
Net Increase (Decrease) In Cash During The Period		$52		$1,289

Cash Flow from Operating Activities

During the six months ended December 31, 2015, our company was provided $118 of cash from operating activities compared with $61,181 used during the six months ended December 31, 2014. The decrease in the use of cash for operating activities was primarily due to a decrease in net loss for the period and an increase in amounts due to related parties.

Cash Flow from Financing Activities

During the six months ended December 31, 215 and 2014, our company did not receive any cash for financing activities. There were no financing activities during the last six month period.

Cash Flow from Investing Activities

We have not engaged in any investing activities since inception.

Going Concern

We incurred a net loss of $258,219 since inception (July 19, 2010) to December 31, 2015. We have commenced limited operations, raising substantial doubt about our ability to continue as a going concern. We will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance that we will be successful in accomplishing our objectives.

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

Estimated Expenses

Our expenses for the twelve month period beginning from January 1, 2016 are estimated to be approximately $70,000. With our working capital deficit of $120,537 as at December 31, 2015, we will need to raise additional capital to cover our expenses for this twelve month period beginning from January 1, 2016. We plan to raise additional funding either from new share issuance or from loans from shareholders.

Estimated Expenses For the Twelve Month Period Beginning January 1, 2016
General, Administrative, and Corporate Expenses	$60,000
Other Operating Expenses	$10,000
Total	$70,000

At present, our cash requirements for the next 12 months (beginning January 1, 2016) outweigh the funds available to maintain or develop our business. Of the $70,000 that we require for the next 12 months, we have $669 in cash as of December 31, 2015 and a working capital deficit of $120,537. In order to improve our liquidity, we plan to pursue additional equity financing from private investors or possibly a registered public offering. We do not currently have any definitive arrangements in place for the completion of any further private placement financings and there is no assurance that we will be successful in completing any further private placement financings. If we are unable to achieve the necessary additional financing, then we plan to reduce the amounts that we spend on our business activities and administrative expenses in order to be within the amount of capital resources that are available to us.

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

If we are able to raise the required funds to fully implement our business plan, we plan to implement the business actions in the order provided below. If we are not able to raise all required funds, we will prioritize our corporate activities as chronologically as follows:

January 1, 2016 to December 31, 2016:

•	Maintain company’s filing requirements.
•	Market our services to our various contacts.
•	Carry out marketing activities.
•	Seeking partnership or strategic relationship with other distribution companies.

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

While the information presented in the accompanying interim three months consolidated financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operation and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. Operating results for the period ended December 31, 2015 are not necessarily indicative of the results that can be expected for the year ended June 30, 2016.

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

MJP INTERNATIONAL LTD.
(Registrant)

Dated: February 16, 2016	By:	/s/ Chris Tong Tang
Chris Tong Tang
President, Chief Executive Officer and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)