Form 10-Q
period 2016-03-31
MJP INTERNATIONAL LTD.
filed 2016-05-11
CIK 1575420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended March 31, 2016

or

 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

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
16,108,500 common shares issued and outstanding as of May 4, 2016

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Our unaudited condensed interim consolidated financial statements for the three and nine month periods ended March 31, 2016 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

MJP International Ltd.
CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS
Stated in US Dollars
(A Development Stage Company)

	March 31,	June 30,
	2016	2015
	(Unaudited)	(Audited)
ASSETS
Current
Cash and cash equivalents	$731	$617
Total Assets	$731	$617

LIABILITIES
Current
Trades and other payables	$10,258	$21,654
Due to related parties (Note 3)	130,061	95,284
Total Liabilities	140,319	116,938

STOCKHOLDERS' DEFICIENCY
Capital Stock
Authorized 100,000,000 common stock, voting, par value $0.0001 each 90,000,000 preferred stock, non-voting, par value $0.0001 each
Issued 16,108,500 (June 30, 2015 - 16,108,500) common stock (Note 4)	1,611	1,611
Additional paid in capital (Note 4)	112,195	112,195
Deficit accumulated during the development stage	(268,622)	(241,772)
Accumulated other comprehensive income	15,228	11,645
Total Stockholders' Deficiency	(139,588)	(116,321)
Total Liabilities and Stockholders' Deficiency	$731	$617

Going Concern (Note 1)

The accompanying notes are an integral part of these condensed interim consolidated financial statements

MJP International Ltd.
CONDENSED INTERIM CONSOLIDATED STATEMENT OF OPERATIONS
Stated in US Dollars
(A Development Stage Company)
For the three and nine months ended March 31, 2016 and 2015;
and the period from inception (July 19, 2010) to March 31, 2016
(Unaudited)

	Three months	Three months	Nine months	Nine months	Since July 19,
	ended	ended	ended	ended	2010
	March 31,	March 31,	March 31,	March 31,	to March 31,
	2016	2015	2016	2015	2016

Revenue	$1,658	$1,548	$3,450	$4,507	$102,734

Cost of goods sold	(1,452)	(1,230)	(2,886)	(3,814)	(79,521)

Gross profit	206	318	564	693	23,213
Expenses
General & administration	5,381	3,384	18,999	19,129	134,680
Professional fees	5,228	5,644	8,415	8,276	97,605
Wages & salaries	-	-	-	2,689	58,215
	(10,609)	(9,028)	(27,414)	(30,094)	(290,500)

Net loss before income tax	(10,403)	(8,710)	(26,850)	(29,401)	(267,287)

Income tax expense	-	-	-	-	1,335

Net loss	(10,403)	(8,710)	(26,850)	(29,401)	(268,622)

Other comprehensive income
Foreign currency adjustment	(8,648)	8,278	3,583	15,748	15,228

Comprehensive loss	$(19,051)	$(432)	$(23,267)	$(13,653)	$(253,394)

Basic and diluted loss per stock	$(0.001)	$(0.000)	$(0.001)	$(0.001)
Weighted average number of shares outstanding	16,108,500	16,108,500	16,108,500	16,108,500

The accompanying notes are an integral part of these condensed interim consolidated financial statements

MJP International Ltd.
CONDENSED INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Stated in US Dollars
(A Development Stage Company)

				Accumulated Other
	Common Stock		Additional Paid	Comprehensive
	Shares	Amount	in Capital	Income (Loss)	Deficit	Total
Balance, July 19, 2010	12,000,000	$1,200	$(1,096)	$-	$-	$104
Net loss for the year	-	-	-	-	(17,693)	(17,693)
Other comprehensive loss for the year	-	-	-	(684)	-	(684)
Balance, June 30, 2011	12,000,000	$1,200	$(1,096)	$(684)	$(17,693)	$(18,273)
Net income for the year	-	-	-	-	2,863	2,863
Other comprehensive income for the year	-	-	-	936	-	936
Balance, June 30, 2012	12,000,000	$1,200	$(1,096)	$252	$(14,830)	$(14,474)
Recapitalization	150,000	15	(6,992)	-	-	(6,977)
Stock issued for private placement	3,958,500	396	120,283	-	-	120,679
Net loss for the year	-	-	-	-	(87,533)	(87,533)
Other comprehensive loss for the year	-	-	-	(3,048)	-	(3,048)
Balance, June 30, 2013	16,108,500	$1,611	$112,195	$(2,796)	$(102,363)	$8,647
Net loss for the year	-	-	-	-	(91,205)	(91,205)
Other comprehensive loss for the year	-	-	-	(357)	-	(357)
Balance, June 30, 2014	16,108,500	$1,611	$112,195	$(3,153)	$(193,568)	$(82,915)
Net loss for the year	-	-	-	-	(48,204)	(48,204)
Other comprehensive income for the year	-	-	-	14,798	-	14,798
Balance, June 30, 2015	16,108,500	$1,611	$112,195	$11,645	$(241,772)	$(116,321)
Net loss for the period	-	-	-	-	(26,850)	(26,850)
Other comprehensive income for the period	-	-	-	3,583	-	3,583
Balance, March 31, 2016	16,108,500	$1,611	$112,195	$15,228	$(268,622)	$(139,588)

The accompanying notes are an integral part of these condensed interim consolidated financial statements

MJP International Ltd.
CONDENSED INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
Stated in US Dollars
(A Development Stage Company)
For the nine months ended March 31, 2016 and 2015;
and the period from inception (July 19, 2010) to March 31, 2016
(Unaudited)

	Nine months	Nine months	Since July 19,
	ended	ended	2010 to
	March 31,	March 31,	March 31,
	2016	2015	2016
Operating activities
Net loss for the period	$(26,850)	$(29,401)	$(268,622)
Changes in non-cash working capital:
Trade and other payables	(10,235)	1,447	10,876
Due to related parties	37,219	32,732	130,061
Net cash used in operating activities	134	4,778	(127,685)
Financing activities
Cash from acquisition	-	-	382
Common stock issued	-	-	113,806
Net cash provided by financing activities	-	-	114,188
Effect of exchange rate changes on cash	(20)	(4,227)	14,228
Net cash increase for period	114	551	731
Cash and cash equivalents, beginning of the period	617	967	-

Cash and cash equivalents, end of the period	$731	$1,518	$731

The accompanying notes are an integral part of these condensed interim consolidated financial statements

MJP INTERNATIONAL LTD.
NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
For the three and nine months ended March 31, 2016 and 2015

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

Going Concern

These condensed interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Corporation and its subsidiaries will be able to meet its obligations and continue its operations for next fiscal year. Realizable values may be substantially different from carrying values as shown and these condensed interim consolidated financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Corporation be unable to continue as a going concern. At March 31, 2016, the Corporation had not yet achieved profitable operations and has accumulated losses of $268,622 since its inception. The Corporation expects to incur further losses in the development of its business, all of which casts substantial doubt about the Corporation’s ability to continue as a going concern. The Corporation’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management anticipates that additional funding will be in the form of equity financing from the sale of common stock. Management may also seek to obtain short-term loans from the directors of the Corporation. There are no current arrangements in place for equity funding or short-term loans.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

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

MJP INTERNATIONAL LTD.
NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
For the three and nine months ended March 31, 2016 and 2015

While the information presented in the accompanying condensed interim three and six months consolidated financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operation and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. Operating results for the period ended March 31, 2016 are not necessarily indicative of the results that can be expected for the year ended June 30, 2016.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

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
For the three and nine months ended March 31, 2016 and 2015

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

NOTE 3 – DUE TO RELATED PARTIES

As at March 31, 2016, the Corporation was obligated to shareholders for funds advanced to the Corporation for working capital. The advances are unsecured, non-interest bearing and no payback schedule has been established.

NOTE 4 – CAPITAL STOCK

As at March 31, 2016, there were no warrants or options outstanding (2015 - nil).

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

Results of Operations

Operating Expenses

Our operating expenses for the three and nine month periods ended March 31, 2016 and 2015 are outlined in the table below:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	March 31, 2016	March 31, 2015	March 31, 2016	March 31, 2015

Revenues	$1,658	$1,548	$3,450	$4,507
Cost of goods sold	$1,452	$(1,230)	$(2,886)	$(3,814)
Operating	$10,609	$(9,028)	$27,414	$(30,094)
Expenses
Net Loss	$(10,403)	$(8,710)	$(26,850)	$(29,401)

Revenues

We earned revenues of $1,658 for the three month period ended March 31, 2016 compared to $1,548 for the three month period ended March 31, 2015 for an increase of approximately 7.11% . The relatively small increase in revenues for the three month period ended March 31, 2016 is primarily due the strong competition in the market and due to the slow acceptance of LED lighting by consumers. Our gross profit for three month period ended March 31, 2016 was $206 compared to a gross profit of $318 for the three month period ended March 31, 2015 for a decrease of $112 primarily due to higher cost of goods sold.

We earned revenues of $3,450 for the nine month period ended March 31, 2016 compared to $4,507 for the nine month period ended March 31, 2015 for a decrease of approximately 23.45% . The decrease in sales for the nine month period ended March 31, 2016 is primarily due to strong competition in the market and the slow acceptance of LED lighting by consumers. Our gross profit for nine month period ended March 31, 2016 was $564 compared to $693 for the nine month period ended March 31, 2015 for a decrease of approximately 18.61% primarily due to lower revenues.

Operating Expenses

Our consolidated expenses for the three and nine month periods ended March 31, 2016 and 2015:

		Three Months		Three Months		Nine months	Nine months
		Ended		Ended		Ended	Ended
		March 31,		March 31,		March 31,	March 31,
		2016		2015		2016	2015
General and administrative expenses		$5,381		$3,384		$18,999	$19,129
Professional fees		$5,228		$5,644		$8,415	$8,276
Salaries and wages	$	Nil	$	Nil	$	Nil	$2,689
Total Expenses		$10,609		$9,028		$27,414	$30,094

Our general and administrative expenses include rent, telephone and internet services, banking changes and miscellaneous office supply costs. Our professional fees include legal and accounting fees. The increase in expenses for the three month period ended March 31, 2016 is primarily due to higher general and administrative expense.

The decrease in expenses for the nine month period ended March 31, 2016 is primarily due to a decrease in salary and wage expense.

Earnings after Taxes

The net loss for the three month period ended March 31, 2016 was $10,403 compared to a net loss of $8,710 during the three month period ended March 31, 2015. The higher loss for the three month period ended March 31, 2016 is primarily due to an increase in general and administrative expense.

The net loss for the nine month period ended March 31, 2016 was $26,850 compared to a net loss of $29,401 during the nine month period ended March 31, 2015. The lower loss for the nine month period ended March 31, 2016 is primarily due to a decrease in salary and wage expense for the period.

Liquidity and Capital Resources

	At	At
	March 31,	June 30,
	2016	2015
Current Assets	$731	$617
Current Liabilities	$140,319	$116,938
Working Capital (Deficit)	$139,588	$(116,321)

As at March 31, 2016, we were obligated to related parties, including Chris Tong Tang, our president, chief executive officer and director and a number of shareholders, for $130,061 (June 30, 2015 $95,284) in funds advanced to us for working capital. The advances are unsecured, non-interest bearing and no payback schedule has been established.

At March 31, 2016, our company had a cash balance and total assets of $731 compared with a cash balance and total assets of $617 as at June 30, 2015.

As at March 31, 2016, our company had total liabilities of $140,319 compared with $116,938 as at June 30, 2015. The increase of $23,381 was attributed to a relative low profit and expenses incurred during the period.

As at March 31, 2016, our company had a working capital deficit of $139,588 compared with a working capital deficit of $116,321 as at June 30, 2015.

		Nine months		Nine months
		Ended		Ended
		March 31,		March 31,
		2016		2015
Net Cash Provided by (Used in) Operating Activities		$(134)		$(4,778)
Net Cash Provided by Financing Activities	$	Nil	$	Nil
Net Cash Provided by (Used In) Investing Activities	$	Nil	$	Nil
Effect of Exchange Rate Changes on Cash		$(20)		$(4,227)
Net Increase (Decrease) In Cash During The Period		$114		$551

Cash Flow from Operating Activities

During the nine months ended March 31, 2016, our company used $134 of cash for operating activities compared with $4,778 used during the nine months ended March 31, 2015. The decrease in the use of cash for operating activities was primarily due to the increase in trade and other payables.

Cash Flow from Financing Activities

During the nine months ended March 31, 2016 and 2015, our company did not receive any cash for financing activities. There were no financing activities during the last nine month period.

Cash Flow from Investing Activities

We have not engaged in any investing activities since inception.

Going Concern

We incurred a net loss of $268,622 since inception (July 19, 2010) to March 31, 2016. We have commenced limited operations, raising substantial doubt about our ability to continue as a going concern. We will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance that we will be successful in accomplishing our objectives.

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

Estimated Expenses

Our expenses for the twelve month period beginning from April 1, 2016 are estimated to be approximately $70,000. With our working capital deficit of $139,388 as at March 31, 2016, we will need to raise additional capital to cover our expenses for this twelve month period beginning from April 1, 2016. We plan to raise additional funding either from new share issuance or from loans from shareholders.

Estimated Expenses For the Twelve Month Period Beginning April 1, 2016
General, Administrative, and Corporate Expenses	$60,000
Other Operating Expenses	$10,000
Total	$70,000

At present, our cash requirements for the next 12 months (beginning April 1, 2016) outweigh the funds available to maintain or develop our business. Of the $70,000 that we require for the next 12 months, we have $731 in cash as of March 31, 2016 and a working capital deficit of $139,388. In order to improve our liquidity, we plan to pursue additional equity financing from private investors or possibly a registered public offering. We do not currently have any definitive arrangements in place for the completion of any further private placement financings and there is no assurance that we will be successful in completing any further private placement financings. If we are unable to achieve the necessary additional financing, then we plan to reduce the amounts that we spend on our business activities and administrative expenses in order to be within the amount of capital resources that are available to us.

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

April 1, 2016 to December 31, 2016:

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

While the information presented in the accompanying interim three months consolidated financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operation and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. Operating results for the period ended March 31, 2016 are not necessarily indicative of the results that can be expected for the year ended June 30, 2016.

Recent Accounting Pronouncements

In March 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2013-05 Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (ASC 2013-05). ASC 2013-05 requires that when a reporting entity (parent) ceases to have a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity, the parent is required to apply the guidance in Subtopic 830-30 to release any related cumulative translation adjustment into net income. Accordingly, the cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. Our company has determined that the adaptation of this guidance has no material impact to our consolidated financial statements.

In February 2015, the FASB issued ASU No. 2015-2, “Consolidation (Topic 820): Amendments to the Consolidation Analysis.” ASU 2015-2 provides a revised consolidation model for all reporting entities to use in evaluating whether they should consolidate certain legal entities. All legal entities will be subject to reevaluation under this revised consolidation model. The revised consolidation model, among other things, (i) modifies the evaluation of whether limited partnerships and similar legal entitiesare VIEs or voting interest entities, (ii) eliminates the presumption that a general partner should consolidate a limited partnership, and (iii) modifies the consolidation analysis of reporting entities that are involved with VIEs through fee arrangements and related party relationships. ASU 2015-2 is effective for fiscal years, and interim reporting periods within those fiscal years, beginning after December 15, 2015. Our company does not expect the adoption of this guidance will have a material impact on our consolidated financial position, results of operations or cash flows.

In April 2015, the FASB issued ASU No. 2015-03, Interest -Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts and the accounting for debt issue costs under IFRS. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. ASU 2015-03 is effective for the annual period ending after December 15, 2015, and interim periods within those fiscal years. Early adoption of the amendments in this Update is permitted for financial statements that have not been previously issued. Our company does not expect the adoption of this guidance will have a material impact on our consolidated financial position, results of operations or cash flows.

In August 2014, the FASB issued amended standards No. 2014-15, Presentation of Financial Statements - Going Concern (''ASU 2014-15"), to provide guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures requirement. The amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation for each annual and interim reporting period, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). ASU 2014-15 is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early adoption is permitted. Our company does not expect the adoption of this guidance will have a material impact on our consolidated financial position.

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

MJP INTERNATIONAL LTD.
(Registrant)

Dated: May 10, 2016	By:	/s/ Chris Tong Tang
Chris Tong Tang
President, Chief Executive Officer and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)