Form 10-K
period 2016-06-30
MJP INTERNATIONAL LTD.
filed 2016-09-27
CIK 1575420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2016

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
Yes [   ]       No [X]

The aggregate market value of Common Stock held by non-affiliates of the Registrant on December 31, 2015 was $Nil based on a $Nil average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.
16,108,500 common shares as of September 23, 2016.

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

Item 2.           Properties

Our executive and administrative offices are located at Suite 2806, 505 - 6th Street SW Calgary, Alberta, Canada T2P 1X5. The space, which is approximately 300 square feet, is currently shared with us at no cost by a third party. We also share an office space located in Guangzhou, China at no cost to our company. We believe that our office spaces are sufficient to meet our present needs and do not anticipate any difficulty securing alternative or additional space, as needed, on terms acceptable to us.

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

Our transfer agent is VStock Transfer, LLC, 18 Lafayette Place, Woodmere, NY, 11598, telephone: (212) 828-8436, fax: (646) 536-3179.

Holders

As of September 23, 2016, there were 50 registered holders of record of our common stock and, 16,108,500 shares of our common stock were issued and outstanding.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended June 30, 2016 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended June 30, 2016.

Equity Compensation Plans

We do not have in effect any compensation plans under which our equity securities are authorized for issuance and we do not have any outstanding stock options.

Purchases of Equity Securities by the Company

We did not purchase any of our shares of common stock or other securities during the fiscal year ended June 30, 2016.

Item 6.           Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited financial statements and the related notes for the years ended June 30, 2016 and June 30, 2015 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" beginning on page 11 of this annual report.

Results of Operations

The following summary of our results of operations should be read in conjunction with our audited financial statements for the years ended June 30, 2016 and 2015 which are included herein.

Operating Expenses

Our operating expenses for the year ended June 30, 2016 and 2015, and for the period from July 19, 2010 (inception) to June 30, 2016, are outlined in the table below:

					Cumulative
					from July
		Year		Year	19, 2010
		Ended		Ended	(Inception)
		June 30,		June 30,	to June 30,
		2016		2015	2016

Revenues		$6,118		$4,435	$105,402
Cost of Goods Sold		$(5,110)		$(3,755)	$(81,745)
Operating Expenses		$(39,369)		$(48,886)	$(302,455)
Income Tax Expense	$	NIL	$	Nil	$1,335
Net Loss		$(38,361)		$(48,204)	$(280,133)

Revenues

We earned revenues of $6,118 for the year ended June 30, 2016 compared to $4,435 for the year ended June 30, 2015 for an increase of $1,683 or approximately 37.95% . The increase in sales for the year ended June 30, 2016 is primarily due to stronger marketing effort. Our gross profit for the year ended June 30, 2016 was $1,008 compared to a gross profit of $682 for the year ended June 30, 2015 for an increase of $326 or approximately 47.80% due to higher sales revenue.

Operating Expenses

Our consolidated expenses for the year ended June 30, 2016 and 2015:

				Cumulative
				from July 19,
				2010
		Year Ended	Year Ended	(Inception) to
		June 30, 2016	June 30, 2015	June 30, 2016

General and administrative expenses		$19,157	$23,641	134,838
Professional fees		$20,212	$22,599	109,402
Salaries and wages	$	nil	$2,646	58,215
Total Expenses		$39,369	$48,886	302,455

Our general and administrative expenses include rent, telephone and internet services, banking changes and miscellaneous office supply costs. Our professional fees include legal and accounting fees. The decrease in expenses for the year ended June 30, 2016 is primarily due cost reduction in general and administration expenses and professional fees.

Earnings after Taxes

The net loss for the year ended June 30, 2016 was $38,361 compared to a net loss of $48,204 during the year ended June 30, 2015. The decrease in loss for the year ended June 30, 2016 is primarily due to lower operating expenses.

Liquidity and Capital Resources

	At	At
	June 30, 2016	June 30 2015

Current Assets	$936	$617
Current Liabilities	$151,571	$116,938
Working Capital (Deficit)	$(150,635)	$(116,321)

As at June 30, 2016, we were obligated to related parties, Chris Tong Tang, our president, chief executive officer and director and a number of shareholders, for $130,482 in funds advanced to us for working capital. The advances are unsecured and no interest rate or payback schedule has been established.

At June 30, 2016, our company had a cash balance and total assets of $936 and $936 compared with cash balance and total assets of $617 and $617 as at June 30, 2015. The increase in cash and total assets were attributed primarily to higher gross profit.

As at June 30, 2016, our company had total liabilities of $151,571 compared with $116,938 as at June 30, 2015. The increase was primarily attributed to losses incurred during the year and lack of injection of new capital.

As at June 30, 2016, our company had a working deficit of $150,635 compared with a working capital deficit of $116,321 as at June 30, 2015.

					Cumulative
					from July 19,
		Year Ended		Year Ended	2010 (Inception)
		June 30, 2016		June 30, 2015	to June 30, 2016

Net Cash Provided by (Used in) Operating Activities		$429		$(311)	(108,950)
Net Cash Provided by Financing Activities	$	Nil	$	Nil	114,188
Net Cash Provided by (Used In) Investing Activities	$	Nil	$	Nil	Nil
Effect of Exchange Rate Changes on Cash		$(110)		$(39)	(4,302)
Net Increase (Decrease) in Cash During the Period		$319		$(350)	936

Cash Flow from Operating Activities

During the year ended June 30, 2016, our company had $429 of cash provided by operating activities compared with $311 used during the year ended June 30, 2015. The decrease in the use of cash for operating activities was primarily due to the decrease in business activities. From our inception on July 19, 2010 through June 30, 2016, we used cash of $108,950 in our operating activities.

Cash Flow from Financing Activities

During the year ended June 30, 2016, our company received no cash from financing activities compared with $Nil received during the year ended June 30, 2015. As at June 30, 2016 we had received $114,188 from financing activities since our inception on July 19, 2010.

Cash Flow from Investing Activities

We have not engaged in any investing activities since our inception.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment during the twelve months beginning July 1, 2016.

Personnel Plan

We do not expect any material changes in the number of employees during the twelve months beginning July 1, 2016. We do and will continue to outsource contract employment as needed.

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

Anticipated Cash Requirements

Our expenses for the twelve month period beginning from July 1, 2016 are estimated to be approximately $50,000. With our working capital deficit of $150,635 as at June 30, 2016, we will need to raise additional capital to cover our expenses for this twelve month period beginning from July 1, 2016. We plan to raise additional funding either from new share issuance or from loans from shareholders.

Estimated Expenses For the Twelve Month Period Beginning July 1, 2015
General, Administrative, and Corporate Expenses	$40,000
Operating Expenses	$10,000
Total	$50,000

At present, our cash requirements for the next 12 months (beginning July 1, 2015) outweigh the funds available to maintain or develop our business. Of the $50,000 that we require for the next 12 months, we have $936 in cash as of June 30, 2016 and a working capital deficit of $150,635. In order to improve our liquidity, we plan to pursue additional equity financing from private investors or possibly a registered public offering. We do not currently have any definitive arrangements in place for the completion of any further private placement financings and there is no assurance that we will be successful in completing any further private placement financings. If we are unable to achieve the necessary additional financing, then we plan to reduce the amounts that we spend on our business activities and administrative expenses in order to be within the amount of capital resources that are available to us.

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

July 1, 2016 to May 31, 2017:

  Develop plan for marketing.
  Carry out more marketing activities.
  Market our services to our various existing contacts.
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

Going Concern

We incurred a cumulative net loss of $280,133 during the period from inception, July 19, 2010, to June 30, 2016. We have commenced limited operations, raising substantial doubt about our ability to continue as a going concern. We will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance that we will be successful in accomplishing our objectives.

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

Item 8.           Financial Statements and Supplementary Data

The audit report of MNP LL, Chartered Accountants, and our audited financial statements for the year ended June 30, 2016 follow on pages F-1 through F-12.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and the Stockholders of MJP International Ltd.

We have audited the accompanying consolidated balance sheets of MJP International Ltd. and its subsidiaries (the “Corporation”) as of June 30, 2016 and 2015 and the related consolidated statements of operations, stockholders’ deficiency and cash flows for the years ended June 30, 2016 and 2015 and the period from incorporation (July 19, 2010) to June 30, 2016. MJP International Ltd.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MJP International Ltd. and its subsidiaries as of June 30, 2016 and 2015, and the results of their operations and their cash flows for the years ended June 30, 2016 and 2015, and the period from incorporation (July 19, 2010) to June 30, 2016 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Corporation has accumulated losses of $280,133 since its inception. These conditions raise substantial doubt about the Corporation’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Calgary, Alberta
September 16, 2016	Chartered Professional Accountants

MJP International Ltd.
CONSOLIDATED BALANCE SHEETS
Stated in US dollars
(A Development Stage Company)
As at

	June 30,	June 30,
	2016	2015

ASSETS
Current
Cash	$936	$617
Total Assets	$936	$617

LIABILITIES
Current
Trades and other payables	$21,089	$21,654
Due to related parties (Note 3)	130,482	95,284
Total Liabilities	151,571	116,938

STOCKHOLDERS' DEFICIENCY
Capital Stock
Authorized 100,000,000 common stock, voting, par value $0.0001 each 90,000,000 preferred stock, non-voting, par value $0.0001 each Issued 16,108,500 (June 30, 2015 - 16,108,500) common stock (Note 4)	1,611	1,611
Additional paid in capital (Note 4)	112,195	112,195
Deficit accumulated during the development stage	(280,133)	(241,772)
Accumulated other comprehensive income	15,692	11,645
Total Stockholders' Deficiency	(150,635)	(116,321)
Total Liabilities and Stockholders' Deficiency	$936	$617

Going Concern (Note 1)

The accompanying notes are an integral part of these consolidated financial statements

MJP International Ltd.
CONSOLIDATED STATEMENT OF OPERATIONS
Stated in US dollars
(A Development Stage Company)
For the years ended June 30, 2016 and 2015; and the period from inception (July 19, 2010) to June 30, 2016

	Year ended	Year ended	Since July 19, 2010
	June 30,	June 30,	to June 30,
	2016	2015	2016

Revenue	$6,118	$4,435	$105,402

Cost of goods sold	(5,110)	(3,753)	(81,745)

Gross profit	1,008	682	23,657

Expenses

General & administration	19,157	23,641	134,838
Professional fees	20,212	22,599	109,402
Wages & salaries	-	2,646	58,215
	(39,369)	(48,886)	(302,455)
Net loss before income tax	(38,361)	(48,204)	(278,798)

Income tax expense	-	-	1,335

Net loss	(38,361)	(48,204)	(280,133)

Other comprehensive income

Foreign currency adjustment	4,047	14,798	15,692

Comprehensive loss	$(34,314)	$(33,406)	$(264,441)

Basic and diluted loss per common stock	$(0.002)	$(0.002)

Weighted average number of shares outstanding	16,108,500	16,108,500

The accompanying notes are an integral part of these consolidated financial statements

MJP International Ltd.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
Stated in US dollars
(A Development Stage Company)

				Accumulated Other
	Common Stock		Additional Paid	Comprehensive
	Shares	Amount	in Capital	Income (Loss)	Deficit	Total
Balance, July 19, 2010	12,000,000	$1,200	$(1,096)	$-	$-	$104
Net loss for the year	-	-	-	-	(17,693)	(17,693)
Other comprehensive loss for the year	-	-	-	(684)	-	(684)
Balance, June 30, 2011	12,000,000	$1,200	$(1,096)	$(684)	$(17,693)	$(18,273)
Net income for the year	-	-	-	-	2,863	2,863
Other comprehensive income for the year	-	-	-	936	-	936
Balance, June 30, 2012	12,000,000	$1,200	$(1,096)	$252	$(14,830)	$(14,474)
Recapitalization	150,000	15	(6,992)	-	-	(6,977)
Stock issued for private placement	3,958,500	396	120,283	-	-	120,679
Net loss for the year	-	-	-	-	(87,533)	(87,533)
Other comprehensive loss for the year	-	-	-	(3,048)	-	(3,048)
Balance, June 30, 2013	16,108,500	$1,611	$112,195	$(2,796)	$(102,363)	$8,647
Net loss for the year	-	-	-	-	(91,205)	(91,205)
Other comprehensive loss for the year	-	-	-	(357)	-	(357)
Balance, June 30, 2014	16,108,500	$1,611	$112,195	$(3,153)	$(193,568)	$(82,915)
Net loss for the year	-	-	-	-	(48,204)	(48,204)
Other comprehensive income for the year	-	-	-	14,798	-	14,798
Balance, June 30, 2015	16,108,500	$1,611	$112,195	$11,645	$(241,772)	$(116,321)
Net loss for the year	-	-	-	-	(38,361)	(38,361)
Other comprehensive income for the year	-	-	-	4,047	-	4,047
Balance, June 30, 2016	16,108,500	$1,611	$112,195	$15,692	$(280,133)	$(150,635)

The accompanying notes are an integral part of these consolidated financial statements

MJP International Ltd.
CONSOLIDATED STATEMENT OF CASH FLOWS
Stated in US dollars
(A Development Stage Company)
For the year ended June 30, 2016 and 2015; and the period from inception (July 19, 2010) to June 30, 2016

			Since July 19,
	Year ended	Year ended	2010 to
	June 30,	June 30,	June 30,
	2016	2015	2016
Operating activities
Net loss for the period	$(38,361)	$(48,204)	$(280,133)
Foreign currency adjustment	(12,526)	(8,419)	(20,945)
Changes in non-cash working capital:
Trade and other payables	425	7,956	26,846
Due to related parties	50,891	48,356	165,282
Net cash provided by (used in) operating activities	429	(311)	(108,950)

Financing activities
Cash from acquisition	-	-	382
Common stock issued	-	-	113,806
Net cash provided by financing activities	-	-	114,188

Effect of exchange rate changes on cash	(110)	(39)	(4,302)

Net cash increase (decrease) for period	319	(350)	936

Cash, beginning of the period	617	967	-

Cash, end of the period	$936	$617	$936

The accompanying notes are an integral part of these consolidated financial statements

NOTE 1 – NATURE AND CONTINUANCE OF OPERATIONS

MJP International Ltd. (“MJP” or the “Corporation”) was incorporated in the state of Nevada, United States on October 24, 2012.

The Company, through its subsidiaries MJP Lighting Solutions Ltd. (“MJP BVI”) and MJP Holding Ltd. (“MJP Alberta”) specializes in the sale and distribution of LED lighting and technology solutions and is focused on the North American market. MJP Alberta has set up agency in Guangzhou, China in search of high quality products offered by reputable manufacturers to be introduced to Canada.

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Corporation and its subsidiaries will be able to meet its obligations and continue its operations for next fiscal year. Realization values may be substantially different from carrying values as shown and these consolidated financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Corporation be unable to continue as a going concern. At June 30, 2016, the Corporation had not yet achieved profitable operations and has accumulated losses of $280,133 since its inception. The Corporation expects to incur further losses in the development of its business, all of which casts substantial doubt about the Corporation’s ability to continue as a going concern. The Corporation’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management anticipates that additional funding will be in the form of equity financing from the sale of common stock. Management may also seek to obtain short-term loans from the directors of the Corporation. There are no current arrangements in place for equity funding or short-term loans.

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

Cash

For purposes of the consolidated statement of cash flows, management considers liquid investments with an original maturity of three months or less to be cash equivalents. As at June 30, 2016, all cash amounts deposited in accounts were federally insured.

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

Basic and Diluted Loss per Common Stock

FASB ASC 260 requires dual presentation of basic and diluted earnings per share (EPS) with a reconciliation of the numerator and denominator of the EPS computations. Basic earnings per share amounts are based on the weighted average shares of common stock outstanding. If applicable, diluted earnings per stock would assume the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. Diluted net income (loss) per common stock on the potential exercise of the equity-based financial instruments is not presented where anti-dilutive.

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

Currency Risks

The Corporation incurs expenditures in Canadian dollars. Consequently, some assets and liabilities are exposed to Canadian dollar foreign currency fluctuations. As at June 30, 2016, cash, trades and other payables and due to related parties were all denominated in Canadian dollars.

Impairment of Long-Lived Assets

Impairment losses on long-lived assets are recognized when events or changes in circumstances indicate that the undiscounted cash flows estimated to be generated by such assets are less than their carrying value and, accordingly, all or a portion of such carrying value may not be recoverable. Impairment losses are then measured by comparing the fair value of assets to their carrying amounts. No impairments of these types of assets were recognized during the year ended June 30, 2016.

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

Foreign Currency Translation

The functional currency of the Corporation and its subsidiaries is Canadian dollars (“C$”). The Corporation maintains its financial statements in United States currency (“US dollars”).

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

(ii) Foreign operations

The assets and liabilities of foreign operations are translated to US dollars at exchange rates at the reporting date. The income and expenses of foreign operations are translated into US dollars at exchange rates at the dates of the transactions.

Foreign currency adjustment are recognized in other comprehensive income in the accumulated other comprehensive income (loss).

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

NOTE 3 – DUE TO RELATED PARTIES

During the year ended June 30, 2016, the Corporation paid wages of $nil (2015 - $2,646) to an officer and shareholder of the Corporation.

As at June 30, 2016, the Corporation was obligated to shareholders for funds advanced to the Corporation for working capital, in the amount of $130,482 (C$169,744) (2015 - $95,284; C$118,322). The advances are unsecured and no interest rate or payback schedule has been established.

NOTE 4 – COMMON STOCK

As at June 30, 2016, there were no warrants or options outstanding (2015 – nil).

NOTE 5 – INCOME TAXES

a)	The significant components of the Corporation’s deferred income tax asset are as follows:

	2016	2015
Non-capital losses	$54,765	$41,864
Listing fees	32,847	31,511
Valuation allowance	(87,612)	(73,375)
	-	-

b)	The rate reconciliation is as follows:

	2016	2015
Net loss before income tax	$(37,969)	$(48,204)
Expected recovery at statutory rate 34% (2015 – 34%)	(12,909)	(16,389)
Differential between Canadian and US tax rates	(1,328)	(15,378)
Change in deferred tax benefits not recognized	14,237	31,767
	$-	$-

The Corporation has $116,474 (2015 - $81,688) of loss carry forwards in the United States that begin to expire in 2033. The Corporation has $56,163 (2015 - $56,359) of loss carry forwards in Canada that begin to expire in 2033. No tax benefits have been recognized in these consolidated financial statements as the criteria for recognition has not been met.

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

Item 9A.        Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2016.

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

Management has conducted, with the participation of our president (our principal executive officer and our principal accounting officer and principal financial officer), an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2016 in accordance with the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control — Integrated Framework. Based on this assessment, management concluded that as of June 30, 2016, our company’s internal control over financial reporting was not effective based on present company activity. Our company is in the process of adopting specific internal control mechanisms with our board and officers’ collaboration to ensure effectiveness as we grow. We are presently engaging an outside consultant to assist in adopting new measures to improve upon our internal controls. Future controls, among other things, will include more checks and balances and communication strategies between the management and the board to ensure efficient and effective oversight over company activities as well as more stringent accounting policies to track and update our financial reporting.

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

None.

PART III

Item 10.         Directors, Executive Officers and Corporate Governance

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Allan Y.L. Fung	Secretary, Treasurer and Director	32	October 24, 2012
Chris Tong Tang	President, Chief Executive Officer, and Director	48	December 21, 2012

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

Board and Committee Meetings

Our board of directors held no formal meetings during the year ended June 30, 2016. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

For the year ended June 30, 2016, there was no standing nominating committee or committee performing similar functions for our company. Mr. Tong and Mr. Fung participate in the consideration of director nominees.

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

(c)	each of our three most highly compensated executive officers who were serving as executive officers at the end of the years ended June 30, 2016 and 2014; and

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

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
Chris Tong Tang(1) President, Chief Executive Officer, and Director	2016 2015	Nil 2,646	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil 2,646
Allan Y.L. Fung (2) Secretary, Treasurer, and Director	2016 2015	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	7,126(3) 7,668(3)	7,126 7,668

(1)	Chris Tong Tang was appointed President, Chief Executive Officer, and Director of our company on December 21, 2012
(2)	Allan Y.L. Fung was appointed Secretary, Treasurer and Director of our company on October 24, 2012
(3)	Represents consulting fees paid in consideration of accounting services provided by Mr. Fung.

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

No equity awards were outstanding as of the year ended June 30, 2016.

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

During the year ended June 30, 2016, we paid no wages to Chris Tong Tang, our president, chief executive officer, director and shareholder.

As at June 30, 2016, we are obligated to Chris Tong Tang, our president, chief executive officer, director and shareholder and other shareholders, for funds advanced to us for working capital, in the amount of $130,482 (2015 - $95,284; . The advances are unsecured and no interest rate or payback schedule has been established.

During the fiscal year ended June 30, 2016 we paid consulting fees of $7,126 (2015-$7,668) to Allan Y.L. Fung, our secretary, treasurer and director in consideration of accounting services rendered to our company.

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

	Year Ended
	June 30, 2016 $	June 30, 2015 $
Audit Fees	8,000	8,500
Audit Related Fees	Nil	Nil
Tax Fees	2,500	3,000
All Other Fees	3,750	3,750
Total	14,250	15,250

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

MJP INTERNATIONAL LTD.

Dated: September 26, 2016	By:	/s/Chris Tong Tang
Chris Tong Tang
President, Chief Executive Officer and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: September 26, 2016	By:	/s/Chris Tong Tang
Chris Tong Tang
President, Chief Executive Officer and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)

Dated: September 26, 2016	By:	/s/Allan Y.L. Fung
Allan Y. L. Fung
Secretary, Treasurer and Director