Form 10-Q
period 2016-09-30
MJP INTERNATIONAL LTD.
filed 2016-11-10
CIK 1575420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________________ to ________________________________

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
16,108,500 common shares issued and outstanding as of September 30, 2016.

PART I - FINANCIAL INFORMATION

Item 1.             Financial Statements

Our unaudited condensed interim consolidated financial statements for the three month period ended September 30, 2016 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

MJP International Ltd.
CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS
Stated in US Dollars
(A Development Stage Company)

	September 30,	June 30,
	2016	2016
	(Unaudited)	(Audited)
ASSETS
Current
Cash	$1,567	$936
Total Assets	$1,567	$936

LIABILITIES
Current
Trade and other payables	$22,804	$21,089

Due to related parties (Note 3)	132,136	130,482

Total Liabilities	154,940	151,571

STOCKHOLDERS' DEFICIENCY
Capital Stock
Authorized 100,000,000 common stock, voting, par value $0.0001 each 90,000,000 preferred stock, non-voting, par value $0.0001 each Issued 16,108,500 (June 30, 2016 - 16,108,500) common stock (Note 4)	1,611	1,611

Additional paid in capital (Note 4)	112,195	112,195

Deficit accumulated during the development stage	(284,128)	(280,133)

Accumulated other comprehensive income	16,949	15,692

Total Stockholders' Deficiency	(153,373)	(150,635)
Total Liabilities and Stockholders' Deficiency	$1,567	$936

Going Concern (Note 1)

The accompanying notes are an integral part of these condensed interim consolidated financial statements	Page 1

MJP International Ltd.
CONDENSED INTERIM CONSOLIDATED STATEMENT OF OPERATIONS
Stated in US Dollars
(A Development Stage Company)
For the three months ended September 30, 2016 and 2015;
and the period from inception (July 19, 2010) to September 30, 2016
(Unaudited)

	Three Months Ended	Three Months Ended	Since July 19, 2010
	September 30,	September 30,	to September 30,
	2016	2015	2016

Revenue	$5,432	$-	$110,834

Cost of goods sold	(4,518)	-	(86,263)

Gross profit	914	-	24,571

Expenses

General & administration	3,245	9,222	138,083
Professional fees	1,664	-	109,035
Wages & salaries	-	-	58,215
	(4,909)	(9,222)	(305,333)
Net loss before income tax	(3,995)	(9,222)	(280,762)

Income tax expense	-	-	1,335

Net loss	(3,995)	(9,222)	(282,097)

Other comprehensive income

Foreign currency adjustment	1,257	8,205	16,938

Comprehensive loss	$(2,738)	$(1,017)	$(265,159)

Basic and diluted loss per stock	$(0.0002)	$(0.0001)

Weighted average number of shares outstanding	16,108,500	16,108,500

The accompanying notes are an integral part of these condensed interim consolidated financial statements	Page 2

MJP International Ltd.
CONDENSED INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Stated in US Dollars
(A Development Stage Company)

				Accumulated
				Other
			Additional	Comprehensive
	Common Stock		Paid in	Income
	Shares	Amount	Capital	(Loss)	Deficit	Total

Balance, June 30, 2013	16,108,500	$1,611	$112,195	$(2,796)	$(102,363)	$8,647
Net loss for the year	-	-	-	-	(91,205)	(91,205)
Other comprehensive loss for the year	-	-	-	(357)	-	(357)

Balance, June 30, 2014	16,108,500	$1,611	$112,195	$(3,153)	$(193,568)	$(82,915)
Net loss for the year	-	-	-	-	(48,204)	(48,204)
Other comprehensive income for the year	-	-	-	14,798	-	14,798

Balance, June 30, 2015	16,108,500	$1,611	$112,195	$11,645	$(241,772)	$(116,321)
Net loss for the year	-	-	-	-	(38,361)	(38,361)
Other comprehensive income for the year	-	-	-	4,047	-	4,047

Balance, June 30, 2016	16,108,500	$1,611	$112,195	$15,692	$(280,133)	$(150,635)
Net loss for the period	-	-	-	-	(3,995)	(3,995)
Other comprehensive income for the period	-	-	-	1,257	-	1,257

Balance, September 30, 2016	16,108,500	$1,611	$112,195	$16,949	$(284,128)	$(153,373)

The accompanying notes are an integral part of these condensed interim consolidated financial statements	Page 3

MJP International Ltd.
CONDENSED INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
Stated in US Dollars
(A Development Stage Company)
For the three months ended September 30, 2016 and 2015;
and the period from inception (July 19, 2010) to September 30, 2016
(Unaudited)

		Three months	Since July 19,
	Three months ended	ended	2010 to
	September 30,	September 30,	September 30,
	2016	2015	2016
Operating activities
Net loss for the period	$(3,995)	$(9,222)	$(282,097)
Changes in non-cash working capital:
Trade and other payables	2,031	3,467	21,030
Due to related parties	2,737	5,441	121,858

Net cash provided by (used in) operating activities	773	(314)	(139,209)

Financing activities
Cash from acquisition	-	-	382
Common stock issued	-	-	113,806

Net cash provided by financing activities	-	-	114,188

Effect of exchange rate changes on cash	(142)	113	26,588

Net cash increase (decrease) for period	631	(201)	1,567

Cash beginning of the period	936	617	-

Cash end of the period	$1,567	$416	$1,567

The accompanying notes are an integral part of these condensed interim consolidated financial statements	Page 4

MJP INTERNATIONAL LTD.
NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended September 30, 2016 and 2015

NOTE 1 – NATURE AND CONTINUANCE OF OPERATIONS

MJP International Ltd. (“MJP” or the “Corporation”) was incorporated in the state of Nevada, United States on October 24, 2012.

The Corporation, through its subsidiaries MJP Lighting Solutions Ltd. (“MJP BVI”) and MJP Holdings Ltd. (“MJP Alberta”) specializes in the sale and distribution of LED lighting and technology solutions and is focused on the North American market. MJP Alberta has set up an agency in Guangzhou, China in search of high quality products offered by reputable manufacturers to be introduced to Canada.

Going Concern

These condensed interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Corporation and its subsidiaries will be able to meet its obligations and continue its operations for the next fiscal year. Realizable values may be substantially different from carrying values as shown and these condensed interim consolidated financial statements, which do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Corporation be unable to continue as a going concern. At September 30, 2016, the Corporation had not yet achieved profitable operations and has accumulated losses of $284,128 since its inception. The Corporation expects to incur further losses in the development of its business, all of which casts substantial doubt about the Corporation’s ability to continue as a going concern. The Corporation’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management anticipates that additional funding will be in the form of equity financing from the sale of common stock. Management may also seek to obtain short-term loans from the directors of the Corporation. There are no current arrangements in place for equity funding or short-term loans.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies is presented to assist in understanding the condensed interim consolidated financial statements. The condensed interim consolidated financial statements and notes are the representations of the Corporation’s management, who is responsible for their integrity and objectivity. The condensed interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q, and therefore do not include all the information necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. These condensed interim consolidated financial statements should be read in conjunction with the annual consolidated financial statements and footnotes thereto included in the Corporation’s filed Form 10-K for the year ended June 30, 2016.

MJP INTERNATIONAL LTD.
NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended September 30, 2016 and 2015

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

While the information presented in the accompanying condensed interim three month consolidated financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operation and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. Operating results for the period ended September 30, 2016 are not necessarily indicative of the results that can be expected for the year ended June 30, 2017.

Recent Accounting Pronouncements

The Corporation adopts new pronouncements relating to generally accepted accounting principles applicable to the Corporation as they are issued, which may be in advance of their effective date. Management does not believe that any recently issued, but not yet effective accounting standards, if currently adopted, would have a material effect on the accompanying condensed interim consolidated financial statements.

In August 2014, the FASB issued amended standards No. 2014-15, Presentation of Financial Statements - Going Concern (''ASU 2014-15"), to provide guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures requirement. The amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation for each annual and interim reporting period, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). ASU 2014-15 is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early adoption is permitted. The Corporation does not expect the adoption of this guidance will have a material impact on its condensed interim consolidated financial position.

MJP INTERNATIONAL LTD.
NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended September 30, 2016 and 2015

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606), an update to ASU 2014-09. This ASU amends ASU 2014-09 to defer the effective date by one year for annual reporting periods beginning after December 15, 2017 (fiscal 2019). Subsequently, the FASB has also issued accounting standards updates which clarify the guidance. This ASU removes inconsistencies, complexities and allows transparency and comparability of revenue transactions across entities, industries, jurisdictions and capital markets by providing a single comprehensive principles-based model with additional disclosures regarding uncertainties. The principles-based revenue recognition model has a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Early adoption is permitted for annual reporting periods beginning after December 15, 2016 (fiscal 2018). In transition, the ASU may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Corporation is evaluating the effect of adopting this new accounting guidance.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740). This ASU simplifies the presentation of deferred income taxes by requiring that deferred tax assets and liabilities be classified as non-current in a classified statement of financial position. This ASU may be applied either prospectively to all deferred tax assets and liabilities, or retrospectively to all periods presented for annual periods beginning after December 16, 2016 and interim periods thereafter (fiscal 2018), with early adoption permitted, and may require additional disclosure based on the application method selected. The Company prospectively early adopted this ASU in the fourth quarter of 2016. The Corporation does not expect the adoption of this guidance will have a material impact on its condensed interim consolidated financial position.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU amends guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities. This ASU is effective for fiscal years beginning after December 15, 2019 (fiscal 2021), including interim periods within those fiscal years, with early adoption permitted. The Corporation does not expect the adoption of this guidance will have a material impact on its condensed interim consolidated financial position.

In August 2016, the Financial Accounting Standards Board (“FASB) issued Accounting Standards Update (“ASU”) 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This ASU addresses the classification of certain specific cash flow issues including debt prepayment or extinguishment costs, settlement of certain debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of certain insurance claims and distributions received from equity method investees. This ASU is effective for fiscal years beginning after December 15, 2017 (fiscal 2019), and interim periods within those fiscal years, with early adoption permitted. An entity that elects early adoption must adopt all of the amendments in the same period. The Corporation does not expect the adoption of this guidance will have a material impact on its condensed interim consolidated financial position.

MJP INTERNATIONAL LTD.
NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended September 30, 2016 and 2015

NOTE 3 – DUE TO RELATED PARTIES

As at September 30, 2016, the Corporation was obligated to shareholders for funds advanced to the Corporation for working capital. The advances are unsecured, non-interest bearing and no payback schedule has been established.

NOTE 4 – CAPITAL STOCK

As at September 30, 2016, there were no warrants or options outstanding (2015 - nil).

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

Products and Services

Light-Emitting Diodes (LEDs)

Light-emitting diode, commonly known as LED, is a solid-state semiconductor technology that is rapidly gaining momentum in the lighting industry. Early market for LEDs was driven by specific niche markets, mainly backlighting, that optimized on the products’ colored light and small package size. From backlighting, the product slowly made inroads into the automotive industry. Today, the focus of the industry has largely been shifted towards general lighting. LED applications are evolving quickly into viable sources for general illumination as they promise many benefits over conventional lighting. Within the past few years, LED technology has improved significantly with respect to brightness, energy efficiency, and color quality and consistency. Branded as a disruptive technology, LED has played a tremendous role in revolutionizing the lighting industry. LEDs have the following attributes:

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
  Controllability. LEDs have superior control over light color, intensity, and direction. Newer white LEDs bring the potential to illuminate public spaces, homes and offices with light that mimics daylight. The controllability of LED- generated light enables intelligent light systems, making them better suited to smart controls than any previous light technology.
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

Results of Operations

Operating Expenses

Our operating expenses for the three month periods ended September 30, 2016 and 2015, and for the period from July 19, 2010 (inception) to September 30, 2016, are outlined in the table below:

	Three	Three	July 19, 2010
	Months	Months	(inception)
	Ended	Ended	to
	September 30,	September 30,	September 30,
	2016	2015	2016
Revenues	$5,432	$-	$110,834
Cost of goods sold	$(4,518)	$-	$(86,263)
Operating Expenses	$(4,909)	$(9,222)	$(305,333)
Net Loss	$(3,995)	$(9,222)	$(282,097)

Revenues

We earned revenue of $5,432 for the three month period ended September 30, 2016 compared to $Nil for the three month period ended September 30, 2015. The absence of sales for the three month period ended September, 2015 is primarily due to a drop in our marketing activities due to lack of capital. Our gross profit from sales for the three month period ended September 30, 2016 was $914 compared to our nominal gross profit of $Nil for the three month period ended September, 2015. From our inception on July 19, 2010 through September 30, 2016 we have earned revenues of $110,834, incurred costs of goods sold and operating expenses of $86,263 and $305,333, respectively, resulting in a cumulative net loss of $282,097.

Operating Expenses

Our consolidated expenses for the three month periods ended September 30, 2016 and 2015, and for the period from July 19, 2010 (inception) to September 30, 2016, are outlined in the table below:

	Three	Three	July 19, 2010
	Months	Months	(inception)
	Ended	Ended	to
	September 30,	September 30,	September 30,
	2016	2015	2016
General and administrative expenses	$3,245	$9,222	$138,083
Professional fees	$1,664	$-	$109,035
Salaries and wages	$-	$-	$58,215
Total Expenses	$4,909	$9,222	$305,333

Our general and administrative expenses include rent, telephone and internet services, banking changes and miscellaneous office supply costs. Our professional fees include legal and accounting fees. Our general and administrative expenses were $3,245 for the three months ended September 30, 2016 compared to $9,222 for the same period in 2015. The overall decrease in expenses from $9,222 during the three months ended September 30, 2015 to $4,909 for the same period in 2016 is due to lower operation costs. From our inception on July 19, 2010 through September 30, 2016 we have incurred total expenses of $305,333 consisting of general and administrative expenses of $138,083, professional fees of $109,035, and salaries and wages of $58,215.

Earnings after Taxes

The net loss for the three month period ended September 30, 2016 was $3,995 compared to a net loss of $9,222 during the three month period ended September 30, 2015. The decreased loss for the three month period ended September 30, 2016 is primarily due is due to the cost reducing measures implemented by our management.

Liquidity and Capital Resources

	At	At
	September 30,	June 30
	2016	2016
	(unaudited)	(audited)
Current Assets	$1,567	$936
Current Liabilities	154,940	$151,571
Working Capital (Deficit)	$(153,373)	$(150,635)

As at September 30, 2016, we were obligated to related parties, including Chris Tong Tang, our president, chief executive officer and director and a number of shareholders, for $132,136 (June 30, 2016 $130,482) in funds advanced to us for working capital. The advances are unsecured, non-interest bearing and no payback schedule has been established.

At September 30, 2016, our company had a cash balance and total assets of $1,567 compared with a cash balance and total assets of $936 as at June 30, 2016.

As at September 30, 2016, our company had total liabilities of $154,940 compared with $151,571 as at June 30, 2016. The nominal increase of $1,715 was attributed to an increase in trades and other payables, and by an increase amount of $1,654 due to related parties.

As at September 30, 2016, our company had a working capital deficit of $153,373 compared with a working capital deficit of $150,635 as at June 30, 2016.

	Three Months	Three Months	July 19, 2010
	Ended	Ended	(inception) to
	September 30,	September 30,	September 30,
	2016	2015	2016
Net Cash Provided by (Used in) Operating Activities	$773	$(314)	$(139,209)
Net Cash Provided by Financing Activities	$-	$-	$114,188
Net Cash Provided by (Used In) Investing Activities	$-	$-	$-
Effect of Exchange Rate Changes on Cash	$(142)	$113	$26,588
Net Increase (Decrease) In Cash During The Period	$631	$(201)	$1,567

Cash Flow from Operating Activities

During the three months ended September 30, 2016, our company received $773 of cash in operating activities compared with $314 used during the same period in 2015. The decrease in cash used in operating activities was primarily due to a decrease in operating activities, such as sales and marketing, resulting from a lack of capital available to support such activities. Since July 19, 2010 (inception) to September 30, 2016 we have used net cash of $139,209 in our operating activities.

Cash Flow from Financing Activities

During the three months ended September 30, 2016 and 2015, our company did not receive any cash for financing activities. We did not engage in any financing activities during the most recent three month period. From July 19, 2010 (inception) through September 30, 2016 we have received $114,188 from financing activities.

Cash Flow from Investing Activities

We have not engaged in any investing activities since inception.

Going Concern

We incurred a net loss of $282,097 during the period from inception (July 19, 2010) to September 30, 2016. We have commenced limited operations, raising substantial doubt about our ability to continue as a going concern. We will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance that we will be successful in accomplishing our objectives.

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

Estimated Expenses

Our expenses for the twelve month period beginning from October 1, 2016 are estimated to be approximately $60,000. With our working capital deficit of $153,373 as at September 30, 2016, we will need to raise additional capital to cover our expenses for the twelve month period beginning October 1, 2016. We plan to raise additional funding either from new share issuance or from loans from shareholders.

Estimated Expenses For the Twelve Month Period Beginning October 1, 2015
General, Administrative, and Corporate Expenses	$50,000
Other Operating Expenses	$10,000
Total	$60,000

At present, our cash requirements for the next 12 months (beginning October 1, 2016) outweigh the funds available to maintain or develop our business. Of the $60,000 that we require for the next 12 months, we have only nominal cash on hand and a working capital deficit of $153,373 as at September 30, 2015. In order to improve our liquidity, we plan to pursue additional equity financing from private investors or possibly a registered public offering. We do not currently have any definitive arrangements in place for the completion of any further private placement financings and there is no assurance that we will be successful in completing any further private placement financings. If we are unable to achieve the necessary additional financing, then we plan to reduce the amounts that we spend on our business activities and administrative expenses in order to be within the amount of capital resources that are available to us.

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

October 1, 2016 to September 30, 2017:

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

MJP INTERNATIONAL LTD.
(Registrant)

Dated: November 10, 2016	By:	/s/ Chris Tong Tang
Chris Tong Tang
President, Chief Executive Officer and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)