Form 10-Q
period 2016-12-31
MJP INTERNATIONAL LTD.
filed 2017-02-21
CIK 1575420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

333-188152
Commission File Number

MJP INTERNATIONAL LTD.
(Exact name of registrant as specified in its charter)

Nevada	33-1229553
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3006 E. Goldstone Drive, Suite 218, Meridian, ID	83642
(Address of principal executive offices)	(Zip Code)

(208) 231–1606
(Registrant’s telephone number, including area code)

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

Yes [X] No [ ]

 a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ] No [ X ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

12,970,000 common shares issued and outstanding as of February 16, 2017.
(Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.)

PART I - FINANCIAL INFORMATION

Item 1.             Financial Statements

Our unaudited condensed interim consolidated financial statements for the three and six-month period ended December 31, 2016 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

MJP International Ltd.

CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS
Stated in US Dollars

	December 31,	June 30,
	2016	2016
	(Unaudited)	(Audited)
ASSETS
Current
Cash	$15,535	$936
Inventory	1,010	-
Total Assets	$16,545	$936

LIABILITIES
Current
Trade and other payables	$46,001	$21,089
Due to related parties (Note 8)	180,127	130,482
Loan payable (Note 7)	9,057	-
Estimated warranty liabilities	2,852	-
Total Liabilities	238,037	151,571

STOCKHOLDERS' DEFICIENCY
Capital Stock
Authorized 100,000,000 common stock, voting, par value $0.0001 each 90,000,000 preferred stock, non-voting, par value $0.0001 each Issued 12,970,000 (June 30, 2016 - 16,108,500) common stock	1,297	1,611
Additional paid in capital	-	112,195
Equity (deficit) accumulated	(238,681)	(280,133)
Non-controlling interest	(3,576)	-
Accumulated other comprehensive income	19,468	15,692
Total Stockholders' deficiency	(221,492)	(150,635)
Total Liabilities and Stockholders' deficiency	$16,545	$936

Going Concern (Note 1)

The accompanying notes are an integral part of these condensed interim consolidated financial statements

MJP International Ltd.

CONDENSED INTERIM CONSOLIDATED STATEMENT OF OPERATIONS
Stated in US Dollars

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015

Revenue	$1,941	$1,792	$7,373	$1,792
Cost of goods sold	885	1,434	5,403	1,434
Gross profit	1,056	358	1,970	358

Operating Expenses
General & administration	12,073	4,396	15,318	13,618
Professional fees	40,371	3,187	42,035	3,187
Total operating expenses	52,444	7,583	57,353	16,805

Loss from operations	(51,388)	(7,225)	(55,383)	(16,447)

Other income (expenses)
Foreign exchange (Note 3)	658	-	658	-
Impairment of intangible assets and goodwill (Note 5)	(226,007)	-	(226,007)	-
Gain from disposal of subsidiaries (Note 6)	3,736,958	-	3,736,958	-
Total other income (expenses)	3,511,609	-	3,511,609	-

Net income (loss)	$3,460,221	$(7,225)	$3,456,226	$(16,447)

Attributed to:
Non-controlling interest	(898)	-	(898)	-
Stockholders of the corporation	3,461,119	(7,225)	3,457,124	(16,447)

Comprehensive income (loss)
Net income (loss)	$3,461,119	$(7,225)	$3,457,124	$(16,447)
Foreign currency adjustment	(2,519)	4,026	3,776	12,231
Comprehensive income (loss)	$3,458,600	$(3,199)	$3,460,900	$(4,216)

Basic and diluted income (loss) per share	$0.212	$(0.000)	$0.213	$(0.000)

Weighted average number of shares outstanding	16,330,560	16,108,500	16,219,530	16,108,500

The accompanying notes are an integral part of these condensed interim consolidated financial statements

MJP International Ltd.

CONDENSED INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
Stated in US Dollars
(Unaudited)

	Common Stock		Additional Paid-in	Deficit	Accumulated Other Comprehensive	Non-Controlling
	Shares	Amount	Capital	Accumulated	Income	Interest	Total
Balance – June 30, 2015	16,108,500	$1,611	$112,195	$(241,772)	$11,645	$-	$(116,321)

Net loss for the year	-	-	-	(38,361)	-	-	(38,361)
Foreign currency translation	-	-	-	-	4,047	-	4,047

Balance – June 30, 2016	16,108,500	1,611	112,195	(280,133)	15,692	-	(150,635)

Share issuance per assets acquisition	4,000,000	400	199,600	-	-	-	200,000
Share repurchase (Note 6)	(6,500,000)	(650)	(311,795)	(3,392,555)	-	-	(3,705,000)
Share repurchase (Note 9)	(638,500)	(64)	-	(23,117)	-	-	(23,181)
Non-controlling interest	-	-	-	-	-	(2,678)	(2,678)
Net income (loss) for the period	-	-	-	3,457,124	-	(898)	3,456,226
Foreign currency translation	-	-	-	-	3,776	-	3,776

Balance – December 31, 2016	12,970,000	$1,297	$-	$(238,681)	$19,468	$(3,576)	(221,492)

The accompanying notes are an integral part of these condensed interim consolidated financial statements

MJP International Ltd.

CONDENSED INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
Stated in US Dollars
(Unaudited)

	Six months	Six months
	ended	ended
	December 31,	December 31,
	2016	2015
Operating activities
Net income (loss) for the period	$3,481,226	$(16,447)
Impairment of intangible assets and goodwill	226,007	-
Gain from disposal of subsidiaries	(3,736,958)	-
Other comprehensive income realized into net income	(658)	-
Changes in non-cash working capital:		-
Inventory	859	-
Trade and other payables	24,888	(11,387)
Estimated warranty liabilities	(402)	-
Due to related parties	60,288	27,952

Net cash provided by operating activities	30,250	118

Financing activities
Loan payable	5,593	-
Cash from acquisition	3,754	-
Cash due to disposal subsidiaries	(1,406)	-
Common stock repurchases	(23,181)	-

Net cash used in financing activities	(15,240)	-

Effect of exchange rate changes on cash	(411)	(66)

Net cash increase for period	14,599	52

Cash beginning of the period	936	617

Cash end of the period	$15,535	$669

Non-Cash Investing and Financing Activities:
4,000,000 shares issued due to assets acquisition	$200,000	$-
6,500,000 shares cancelled due to disposal of subsidy	(3,705,000)	-
Net assets acquired from Energy Alliance	84,000	-
Net liabilities acquired from Energy Alliance	(19,290)	-
Net assets acquired from HEAL	4,498	-
Net liabilities acquired from HEAL	(15,215)	-

The accompanying notes are an integral part of these condensed interim consolidated financial statements

MJP INTERNATIONAL LTD.

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE AND CONTINUANCE OF OPERATIONS

MJP International Ltd. (“MJP” or the “Corporation”) was incorporated in the state of Nevada, United States on October 24, 2012.

We were formed and organized to capitalize on new opportunities found in the North American market for light-emitting diode (“LED”) lighting. With China as the manufacturing backbone of future LED products, we have set up an office in Guangzhou, China in search of high quality products offered by reputable manufacturers to be introduced to Canada, the United States, and abroad.  In November 2016, we expanded our operations to include reselling various energy products and green technology products.  We achieved this by acquiring Energy Alliance Labs Inc. (“Energy Alliance”), which is the 80% owner of Human Energy Alliance Laboratories Corp., an Idaho corporation (“HEAL”).  HEAL is a “green technology” and retail company with the mission of developing and distributing technologies that relieve its customers of certain burdens, while simultaneously decreasing the energy they use.  HEAL’s primary products are mid-sized wind turbines, small solar panels and related controllers and inverters. We have set out further details of the acquisition below as well as in Notes 3 and 4 to these condensed interim consolidated financial statements.

On February 5, 2016, Energy Alliance, incorporated on February 5, 2016, entered into an agreement to acquire 80% of the issued and outstanding equity interests of HEAL from certain shareholders of HEAL for $80,000. The cash for the acquisition of shares was transferred to the shareholders on November 1, 2016 and that is when the acquisition closed. Subsequent to the transfer of cash, the previous shareholders of MJPI own 80% of the issued and outstanding shares of HEAL.

On October 28, 2016, MJP entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with Liao Zu Guo, an individual residing in China, whereby MJPI issued 4,000,000 shares of its common stock in exchange for 100% of the issued and outstanding equity interests of Energy Alliance.  Subsequent to the execution of the Share Exchange Agreement, Liao Zu Gao became a member of the Board of Directors of MJP and became a majority shareholder.

Our executive offices are located at 3006 E. Goldstone Drive, Suite 218, Meridian, ID 83642. Our telephone number is (208) 231 – 1606.

Going Concern

These condensed interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Corporation and its subsidiaries will be able to meet its obligations and continue its operations for the next fiscal year. Realizable values may be substantially different from carrying values as shown and these condensed interim consolidated financial statements, which do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Corporation be unable to continue as a going concern. At December 31, 2016, the Corporation had not yet achieved profitable operations and has an accumulated loss of $(238,681) since inception. . The Corporation expects to incur further losses, all of which casts substantial doubt about the Corporation’s ability to continue as a going concern. The Corporation’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management anticipates that additional funding will be in the form of equity financing from the sale of common stock. Management may also seek to obtain short-term loans from the directors of the Corporation. There are no current arrangements in place for equity funding or short-term loans.

MJP INTERNATIONAL LTD.

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the three and six months ended December 31, 2016, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2017.  For further information, refer to the financial statements and footnotes thereto included in the Corporation’s filed Form 10-K for the year ended June 30, 2016

These condensed interim consolidated financial statements include the Corporation’s wholly owned subsidiaries MJP Lighting Solutions Ltd., MJP Holdings Ltd. Energy Alliance and Human Energy Alliance Laboratories Corp. and 100 percent of their assets, liabilities and net income or loss. All inter-company accounts and transactions have been eliminated.

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect application of policies and the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the year. Actual results could differ from these estimates. Estimates and their underlying assumptions are reviewed on an ongoing basis. Changes in estimates are recorded in the accounting period in which they are determined. The critical accounting estimates and assumptions in the accompanying unaudited condensed consolidated interim financial statements include the provision for unpaid loss and loss adjustment expenses which may result from product warranty provisions; valuation of deferred income taxes; valuation and impairment assessment of intangible assets; goodwill recoverability; and deferred acquisition costs.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

For purposes of reporting within the statements of cash flows, the Corporation considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

Business Combination

In our accounting for business combinations, judgment is required in determining whether an intangible asset is identifiable, and should be recorded separately from goodwill. Additionally, estimating the acquisition date fair values of the identifiable assets acquired and liabilities assumed involves considerable management judgment. The necessary measurements are based on information available on the acquisition date and are based on expectations and assumptions that have been deemed reasonable by management. These judgments, estimates, and assumptions can materially affect our financial position and profit for several reasons, including the following:

-	Subsequent negative changes in the estimated fair values of assets may result in additional expense from impairment charges.

-
Subsequent changes in the estimated fair values of liabilities and provisions may result in additional expense (if increasing the estimated fair value) or additional income (if decreasing the estimated fair value).

MJP INTERNATIONAL LTD.

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Impairment of Long-Lived Assets and Goodwill

Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses. Intangible assets acquired are recorded at estimated fair value. Goodwill and intangible assets deemed to have indefinite lives are not amortized, but are tested for impairment annually during the third quarter, or whenever events or changes in circumstances indicate that goodwill or intangible assets may be impaired. The Corporation initially assesses qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, the Corporation determines it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, then the Corporation performs a first step by comparing the book value of net assets to the fair value of the Corporation’s single reporting unit. If the fair value is determined to be less than the book value, a second step is performed to compute the amount of impairment as the difference between the estimated fair value of goodwill and the carrying value.

There was impairment of long-lived assets or goodwill in the amount of $226,007 during the period ended December 31, 2016.

Foreign Currency Translation

The functional currency of the Corporation and its former subsidiaries MJP Lighting Solutions Ltd. and MJP Holdings Ltd.  is Canadian dollars (“C$”). The functional currency of both Energy Alliance and HEAL is the US Dollar. The Corporation maintains its financial statements in United States currency (“US dollars”).
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

During the three-month period ended December 31, 2016, the Corporation wound up MJP Lighting Solutions Ltd. and MJP Holdings Ltd.The Corporation transferred accumulated other comprehensive income from foreign exchange gains or losses totaling $658 to other income (expenses).

MJP INTERNATIONAL LTD.

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Revenue Recognition

The Corporation recognizes revenue when persuasive evidence of an arrangement exists, shipment has occurred or services rendered, the price is fixed or determinable and payment is reasonably assured. Customers take ownership at point of sale and bear the costs and risks of delivery.

Inventory

Inventory includes replacement parts for solar panels and wind turbines, which include controllers, tie inverters, nose cones and blades of different specifications.  Inventories are carried at the lower of cost or net realizable value.  Other than small replacement parts held in stock, inventory is ordered on a per customer basis. Physical count occurs upon reception of merchandise at inventory location, 319 Taylor Avenue, Moscow, ID 83843.

Warranty

The Corporation offers a warranty on its products as follows:

1. Products returned within a year due to defect are provided a 110% return price and the Corporation pays return shipping;
2. Products are guaranteed to satisfy.  Products returned within a year due to disinterest or dissatisfaction receive a 100% refund of purchase price and the Customer pays shipping;
3. Defective products returned after the standard one-year warranty has passed is addressed by the specific manufacturer warranty at no cost to the Corporation.

The estimated warranty costs are accounted for by accruing these costs on an annual basis and are based on historical product performance including analysis of actual product returns.

Fair Value of Financial Instrument

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

Basic and Diluted Loss per Common Stock

FASB ASC 260 requires dual presentation of basic and diluted earnings per share (EPS) with a reconciliation of the numerator and denominator of the EPS computations. Basic earnings per share amounts are based on the weighted average shares of common stock outstanding. If applicable, diluted earnings per stock would assume the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. Diluted net income (loss) per common stock on the potential exercise of the equity-based financial instruments is not presented where anti-dilutive. During the three month period ended December 31, 2016 certain shareholders of the Corporation returned a total of 6,500,000 shares of common stock stock for cancelation, the impact of which was anti-dilutive, and therefore, not presented herein.

MJP INTERNATIONAL LTD.

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases. This update requires organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. The new guidance will also require additional disclosure about the amount, timing and uncertainty of cash flows arising from leases. The provisions of this update are effective for annual and interim periods beginning after December 15, 2018. The Company is still assessing the impact that the adoption of ASI 2016-02 will have on the consolidated financial position and the consolidated results of operations.

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting”. Several aspects of the accounting for share-based payment award transaction are simplified, including (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. The amendments are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company is still assessing the impact that the adoption of ASI 2016-09 will have on the consolidated financial position and the consolidated results of operations.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU amends guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities. This ASU is effective for fiscal years beginning after December 15, 2019 (fiscal 2020), including interim periods within those fiscal years, with early adoption permitted. The Corporation does not expect the adoption of this guidance will have a material impact on its condensed interim consolidated financial position.

In August 2016, the Financial Accounting Standards Board (“FASB) issued Accounting Standards Update (“ASU”) 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This ASU addresses the classification of certain specific cash flow issues including debt prepayment or extinguishment costs, settlement of certain debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of certain insurance claims and distributions received from equity method investees. This ASU is effective for fiscal years beginning after December 15, 2017 (fiscal 2018), and interim periods within those fiscal years, with early adoption permitted. An entity that elects early adoption must adopt all of the amendments in the same period. The Corporation does not expect the adoption of this guidance will have a material impact on its condensed interim consolidated financial position.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations: Clarifying the definition of a Business” which amends the current definition of a business. Under ASU 2017-01, to be considered a business, an acquisition would have to include an input and a substantive process that together significantly contributes to the ability to create outputs. ASU 2017-01 further states that when substantially all of the fair value of gross assets acquitted is concentrated in a single asset (or a group of similar assets), the assets acquired would not represent a business. The new guidance also narrows the definition of the term “outputs” to be consistent with how it is described in Topic 606, Revenue from Contracts with Customers. The changes to the definition of a business will likely result in more acquisitions being accounted for as asset acquisitions. ASU 2017-01 is effective for acquisitions commencing on or after June 30, 2019, with early adoption permitted. Adoption of this guidance will be applied prospectively on or after the effective date.

In January 2017, the FASB issued ASU 2017-04, “Intangibles – Goodwill and Other” ASU 2017-04 simplifies the accounting for goodwill impairment by eliminating Step 2 of the current goodwill impairment test, which required a hypothetical purchase price allocation. Goodwill impairment will now be the amount by which the reporting unit’s carrying value exceeds its fair value, limited to the carrying value of the goodwill. ASU 2017-04 is effective for financial statements issued for fiscal years, and interim periods beginning after December 15, 2019.

The Corporation has adopted all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

MJP INTERNATIONAL LTD.

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – ASSETS ACQUISTION AND BUSINESS COMBINATION

On February 5, 2016, Energy Alliance entered into an agreement to acquire 80% of the issued and outstanding equity interests of HEAL from certain shareholders of HEAL for $80,000. The cash for the acquisition of shares was transferred to the shareholders on November 1, 2016 and that is when the acquisition closed. Energy Alliance was formed on February 5, 2016 for the purpose of acquiring HEAL. All of the issued and outstanding shares of Energy Alliance totaling 35,000,000 were owned by Mr. Liao Zu Gao.

On October 28, 2016, the Corporation entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with Liao Zu Guo, an individual residing in China, where the Corporation issued 4,000,000 shares of its common stock in exchange for 100% of the issued and outstanding equity interests of Energy Alliance.

Subsequent to the execution of the Share Exchange Agreement, Liao Zu Gao became a member of the Board of Directors of MJP.

Subsequent to the transfer of cash, the previous shareholders of the Corporation own 80% of the issued and outstanding shares of HEAL through its wholly owned subsidiary, Energy Alliance.

The definition of a business under ASC 805-10-55 consists of inputs and processes applied to those inputs that have the ability to create outputs. Although businesses usually have outputs, outputs are not required for an integrated set to qualify as a business.  Based on the criteria set out in ASC 805-10-55 the Company determined Energy Alliance, which was formed for the sole purpose of acquiring HEAL, does not constitute a business and accordingly, accounted this acquisition of Energy Alliance as an acquisition of assets.

The acquisition of Energy Alliance was accounted for as follows:

Consideration given up:
Share issued:	4,000,000
Market price of MJP’s shares on October 28, 2016	$0.05
Fair value of equity instrument issued	$200,000

Assets acquired/liabilities assumed:
Total assets	$84,000
Total liabilities	$(19,290)
Recognized intangible assets	$135,290
Total	$200,000

The Corporation recognized an intangible asset with an indefinite useful life of $135,290 representing the value of the unexecuted purchase agreement that Energy Alliance holds in HEAL at the time of acquisition by MJP.

The Corporation treated the acquisition of HEAL as business combination.

Consideration given up:	As at October 31, 2016 $
Cash:	80,000

Allocation of purchases price:
Cash and cash equivalents	3,754
Inventory	1,869

Liabilities assumed:
Accounts payable	(8,300)
Estimated warranty liabilities	(3,254)
Advances from Energy Alliance	(4,000)
Loan payable	(3,464)
Net assets acquired	(13,395)
Allocated to non-controlling interest	2,678
Intangible assets and goodwill	90,717

 MJP INTERNATIONAL LTD.

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – ASSETS ACQUISTION AND BUSINESS COMBINATION (cont’d)

The preliminary purchase price allocation of HEAL is shown above.  The final purchase price allocation will be determined when the Company has completed detailed valuations.  The final purchase price allocation may differ from these estimates and could be materially different from the preliminary allocation used above.

The Corporation recognized goodwill of HEAL of $90,717 and recorded non-controlling interest of ($2,678) which reflects income attributable to the non-controlling interest in HEAL. Goodwill of $90,717 is not deductable for income tax purposes.

The amount of HEAL’s revenue and net loss from operations included in the Corporation’s condensed consolidated interim statements of operations and comprehensive loss for the three and six-month period ended December 31, 2016 are as follows:
	Three Months ended December 31, 2016	Six Months ended December 31, 2016
Revenue	$1,941	$1,941

Net loss from operations	$(4,488)	$(4,488)

Pro forma results of operations

The following unaudited pro forma financial information presents combined results of operations for each of the periods presented as if the Merger had been completed July 1, 2016. The pro forma data is for informational purposes only and is not necessarily indicative of the consolidated results of operations of the combined business had the Merger actually occurred on July 1, 2016 or the results of future operations of the combined business. For instance, planned or expected operational synergies following the Merger are not reflected in the pro forma information. Consequently, actual result will differ from the unaudited pro forma information presented below.

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015
Revenue	$1,941	$4,132	$7,373	$5,860

Net loss from operations	$(51,388)	$(5,018)	$(55,383)	$(8,977)

*There were no material or nonrecurring adjustments in the supplemental pro forma revenue or results of operations as shown above.

NOTE 5 – GOODWILL AND INTANGIBLE ASSETS

The Corporation follows the GAAP methodology to determine impairment of goodwill and intangible assets.

Step one recoverability test: Impairment must be recognized when the carrying value of the assets exceeds the undiscounted future cash flows from their use and disposal.

Step two Loss measurement: The excess of the carrying amount over the fair value of the assets. If the fair value is not available, the present value of future cash flows discounted at the firm’s incremental borrowing rate should be used.

During the period ended December 31, 2016 management conducted a test for impairment of goodwill and intangible assets.  As a result of certain indicators including a substantive decline in revenue year over year representing over 2/3 loss in gross revenues, with no discernable timeframe for recovery, or large recurring customer purchases or customer relationships and as a result of an analysis of future discounted cash flows, management of the Corporation determined to impair intangible assets and goodwill fully as of December 31, 2016.

MJP INTERNATIONAL LTD.

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – DISPOSAL OF SUBSIDIARIES

On October 4, 2016 the Corporation filed a Certification of Dissolution of MJP Holdings Ltd. Upon the dissolution MJP Holdings Ltd, the Corporation recorded gain on disposal of $33,436(C$44,007).

On November 28, 2016, the Corporation signed a share exchange agreement between the Corporation, MJP Lighting Solution Ltd., and Chris Tong Tang and Zhao Hui Ma whereby all parties agreed to exchange 100% of the issued and outstanding securities of MJP Lighting Solutions Ltd., belonging to MJP, for the return the 6,500,000 shares, belonging to Chris Tong Tang and Zhao Hui Ma, to MJP’s treasury for cancellation.

As of November 28, 2016, the financial position is below:

MJP Lighting Solution Ltd.
Net Assets	$1,406
Net Liabilities	$(3,969)

Consideration given up:
Reacquisition of stock	(6,500,000)
Share price on November 28, 2016	$0.57
Fair value of reacquired stock	$(3,705,000)

Gain on disposal	$3,707,563

The Corporation has written off and included in gain on disposal the amount of $4,041 due to uncollectable receivables from above subsidiaries.

NOTE 7 – LOANS PAYABLE

Loans payable of $9,057 as at December 31, 2016 consist of a working capital loan from payment processor, Pay Pal in the principal amount of $5,000 which amount is repaid on a per transaction basis including 10% interest and a loan fee determined at the outset of the loan. Also included in the balance is a  short term credit facility from working capital lender Kabbage, Inc., the principal amount of which varies on a revolving basis based on calculated loan fees and repayment amounts, and is repaid in monthly installments including the loan fee.

NOTE 8 – DUE TO RELATED PARTIES

As at December 31, 2016, the Corporation was obligated to shareholders for funds advanced to the Corporation for working capital. The advances are unsecured, non-interest bearing and no payback schedule has been established.

MJP INTERNATIONAL LTD.

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – CAPITAL STOCK

On October 28, 2016, MJP International Ltd. issued 4,000,000 shares of its common stock in exchange for 100% of the issued and outstanding equity interests of Energy Alliance.

On November 28, 2016, Chris Tong Tang and Zhao Hui Ma returned the 6,500,000 shares to MJP’s treasury for cancellation (Note 6).

During the two months ended November 30, 2016, the Corporation purchased back 600,000 shares at $0.03424 (C$0.05) per share and 38,500 shares at $0.06848 (C$0.10).

As at December 31, 2016, there were no warrants or options outstanding.

NOTE 10 -  RISKS AND UNCERTAINTIES

A number of potential risks and uncertainties exist which could have a material impact on the Corporation’s performance causing actual results to differ materially from expected results.   The Corporation has recently completed a change in business acquiring a controlling interest in an operating business in developing and distributing green technologies which has limited historical financial results and is not yet profitable.  There is no guarantee the Corporation will be able to expand this business in order to achieve profitable operations.  Further, as part of the aforementioned change in business the Corporation’s corporate structure has changed so that we have retained new management who also own a substantial portion of the Corporation’s issued and outstanding common stock, effectively providing control of the  future operations of the Corporation .

Risk Management

The Company’s cash balances are maintained in the US with a US bank and are insured up to $100,000 by the FDIC.

Concentrations of credit risk:

Concentrations of credit risk are limited to the customer base to which the Company’s products are sold. The Company does not believe significant concentrations of credit risk exist. The Company does not have a risk of dounbtful accounts from accounts receivable as all product orders are paid in full prior to shipment.

Market risk:

Market risk consists of currency risk, commodity price risk and interest rate risk. The objective of market risk management is to manage and control market risk exposures within acceptable limits, while maximizing returns:

i) Currency risk:

The Company’s largest non-monetary assets are its resources interest in the United States. The Company could accordingly be at risk for foreign currency fluctuations and developing legal and political environments. The Company does not maintain significant cash or monetary assets or liabilities in the United States.

ii) Commodity price risk:

The Company has no commodity price risk at this time.

iii) Interest rate risk:

Interest rate risk is the risk that future cash flows will fluctuate as a result of changes in market interest rates. The Company has limited variable rate debt, and considers its risk of exposure to interest rate risk or interest expense  to be minimal at this time. The Company had no interest rate swap or financial contracts in place at December 31, 2016.

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

General Overview

Our company was incorporated in the State of Nevada on October 24, 2012. Founded in Calgary, Canada, we were formed and organized to capitalize on new opportunities found in the North American market for light-emitting diode (“LED”) lighting. With China as the manufacturing backbone of future LED products, we have set up an office in Guangzhou, China in search of high quality products offered by reputable manufacturers to be introduced to Canada, the United States, and abroad.  In November 2016, we expanded our operations to include reselling various energy products and green technology products.  We achieved this by acquiring Energy Alliance Labs Inc. (“Energy Alliance”), which is the 80% owner of Human Energy Alliance Laboratories Corp., an Idaho corporation (“HEAL”).  HEAL is a “green technology” and retail company with the mission of developing and distributing technologies that relieve its customers of certain burdens, while simultaneously decreasing the energy they use.  HEAL’s primary products are mid-sized wind turbines, small solar panels and related controllers and inverters.

Our executive offices are located at 3006 E. Goldstone Drive, Suite 218, Meridian, ID 83642. Our telephone number is (208) 231 – 1606.

Current Business

On October 28, 2016, the Corporation entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with Liao Zu Guo, a director of the Corporation, whereby on the same date the Corporation issued 4,000,000 shares of its common stock in exchange for 100% of the issued and outstanding equity interests of Energy Alliance Labs Inc., a Delaware corporation.

On November 1, 2016, Energy Alliance closed the transactions contemplated under an agreement with certain shareholders of HEAL, in which the shareholders holding 80% of the outstanding equity interests of HEAL sold all of their shares of HEAL to Energy Alliance.

As a result of such transactions the Corporation became the owner of 100% of the issued and outstanding equity interests of Energy Alliance and Energy Alliance became the owner of 80% of the issued and outstanding equity interests of HEAL.

Product

HEAL’s primary products are mid-sized wind turbines, small solar panels, and related controllers and inverters. These products are highly rated by their customers and follow HEAL’s strategy of being very ergonomically pleasing, easy to set up, and cost-efficient to their customer base.

Pricing

Due to the overall strategy of HEAL to offer products that appeal to a specific niche, initial pricing will be high enough to be comparable to industry leaders, yet but within reach of potential customers still on the fence. We believe that the products offered by HEAL are currently priced at the low end of the market. HEAL also offers bundles and exclusive offers of promotional combinations.

If demand for HEAL’s products grows, HEAL intends to increase prices in such a manner that does not compromise its revenue, but there can be no assurances that they will be successful in doing so.  Further, any price increases may negatively impact HEAL’s revenues.

Branding Strategy

In terms of branding, HEAL will focus on promoting a cohesive image through all of its marketing campaigns, and relations with customers. The image HEAL will seek to promote will be a company that is the image of reliability, innovation, progress, revolution, and an elite vision for a bright future for humanity.

With respect to marketing, HEAL intends to promote a healthy and developed relationship with every customer, keeping a database of their information, and frequently mining this information for their tastes, and shopping history. HEAL intends to offer customers unique promotions, and rewards geared towards enhancing their relationship with each and every customer.

In marketing images, HEAL intends to appeal to the emotions of superiority and revolutionary vision, rather than the specific details of the functionality of the products. HEAL believes that the appeal of their cause and vision will be more successful in promotion than the specifics of how well the products they offer perform.

Target Market

HEAL is currently focused on the following three target markets:

Do-It-Yourselfers: Males in the middle class that are in their mid-twenties to thirties in terms of age, who care about green energy or upgrading their homes. These private consumers tend to buy small solar panels and wind turbines for private use.

Distributers and Suppliers: Companies in the business of retailing, repairing, and installing solar panel and wind turbine systems. They work with governments, businesses, and individuals in geographic areas that need larger amounts and sizes of these products installed in an area.

Retailers: Local/regional retailers that specialize in selling green technology, usually alongside other types of hardware and energy products.

Effective November 28, 2016, the Corporation entered into a Share Exchange Agreement which MJP Lighting Solutions LTD., a British Virgin Islands (“BVI”) corporation and Tong Tang and Zhao Hui Ma (the “Shareholder”) whereby the parties exchanged 100% of the issued and outstanding shares of BVI, belonging to the Corporation for the tender of 5,500,000 restricted common shares of the Corporation, belonging to the Shareholder, to the Corporation treasury for cancellation.

Management

Effective November 29, 2016, the Corporation appointed the following individuals as officers of the Corporation in such capacities as indicated next to their respective names:

Liao Zu Guo – Chief Executive Officer and Chief Financial Officer
Christopher C. Hudson – Chief Operating Officer
Austin Anderson – Chief Brand Officer
Keaghan Caldwell – Chief Creative Officer
Nathanial A. Essex – Chief Process Officer
Klaus Geistert – Chief Diversity Officer

Results of Operations – Six month periods ended December 31, 2016 and 2015

Our results of operations for the six month periods ended December 31, 2016 and 2015 are outlined in the table below:

	Six	Six
	Months	Months
	Ended	Ended
	December 31,	December 31,
	2016	2015
Revenues	$7,373	$1,792
Cost of goods sold	(5,403)	1,434
Operating Expenses	(57,353)	(16,805)
Total other income	3,511,609	-
Net Income (Loss)	$3,456,226	$(16,447)

Revenues

We earned revenue of $7,373 for the six month period ended December 31, 2016 compared to $1,792 for the six month period ended December 31, 2015. Our gross profit from sales for the six month period ended December 31, 2016 was $1,970 compared to our nominal gross profit of $358 for the six month period ended December 31, 2015.

Operating Expenses

Our consolidated operating expenses for the six month periods ended December 31, 2016 and 2015 are outlined in the table below:

	Six Months	Six Months
	Ended	Ended
	December 31,	December 31,
	2016	2015
General and administrative expenses	$15,318	$13,618
Professional fees	42,035	$3,187
Total Expenses	$57,353	$16,805

Our general and administrative expenses include rent, telephone and internet services, banking changes and miscellaneous office supply costs. Our professional fees include legal, audit and accounting fees. Our general and administrative expenses were $15,318 for the six months ended December 31, 2016 compared to $13,618 for the same period in 2015. The overall increase in expenses from $16,805 during the six months ended December 31, 2015 to $57,353 for the same period in 2016 is due mainly to an increase in professional fees, from $3,187 to $42,035.

Earnings after Other Income (Expenses)

We recorded net income for the six month period ended December 31, 2016 in the amount of $3,456,226 compared to a net loss of $16,447 during the six month period ended December 31, 2015. The net inome for the six month period ended December 31, 2016 is due to the gain from the disposal of our subsidiaries, MJP Holdings Ltd. and MJP Lighting Solution Ltd, whereby the Corporation received a total of 6,500,000 shares from former officers and directors with a fair market value of $3,705,000 which were canceled upon their return.

Results of Operations – Three month periods ended December 31, 2016 and 2015

Our results of operations for the three month periods ended December 31, 2016 and 2015 are outlined in the table below:

	Three	Three
	Months	Months
	Ended	Ended
	December 31,	December 31,
	2016	2015
Revenues	$1,941	$1,792
Cost of goods sold	(885)	1,434
Operating Expenses	(52,444)	(7,583)
Total other income (expenses)	3,511,609	-
Net Income (Loss)	$3,461,119	$(7,225)

Revenues

We earned gross revenue of $1,941 for the three month period ended December 31, 2016 compared to $1,792 for the three month period ended December 31, 2015. Our gross profit from sales for the three-month period ended December 31, 2016 was $1,056 compared to our nominal gross profit of $358 for the three-month period ended December 31, 2015.

Operating Expenses

Our consolidated operating expenses for the three-month periods ended December 31, 2016 and 2015 are outlined in the table below:

	Three Months	Three Months
	Ended	Ended
	December 31,	December 31,
	2016	2015
General and administrative expenses	$12,073	$4,396
Professional fees	$40,371	$3,187
Total Expenses	$52,444	$7,583

Our general and administrative expenses include rent, telephone and internet services, banking changes and miscellaneous office supply costs. Our professional fees include legal, audit  and accounting fees. Our general and administrative expenses were $12,073 for the three-months ended December 31, 2016 compared to $4,396 for the same period in 2015. The overall increase in expenses from $7,583 during the three months ended December 31, 2015 to $52,444 for the same period in 2016 is due mainly to an increase in professional fees, from $3,187 to $40,371.

Earnings after Other Income (Expenses)

We recorded net income for the three-month period ended December 31, 2016 in the amount of $3,461,119 compared to a net loss of $7,225 during the three-month period ended December 31, 2015. The net income for the three-month period ended December 31, 2016 is due to the gain from the disposal of our subsidiaries, MJP Holdings Ltd. and MJP Lighting Solution Ltd., whereby the Corporation received a total of 6,500,000 shares from former officers and directors with a fair market value of $3,705,000 which were canceled upon their return.

Liquidity and Capital Resources

	At	At
	December 31,	June 30
	2016	2016
	(unaudited)	(audited)
Current Assets	$16,545	$936
Current Liabilities	$238,037	$151,571
Working Capital (Deficit)	$(221,492)	$(150,635)

As at December 31, 2016, we were obligated to related parties, including our majority shareholders, in an amount totaling $180,127 (June 30, 2016  $130,482) in funds advanced to us for working capital. The advances are unsecured, non-interest bearing and no payback schedule has been established.

At December 31, 2016, our company had a cash balance and total assets of $15,535 compared with a cash balance and total assets of $936 as at June 30, 2016.

As at December 31, 2016, our company had total liabilities of $238,037 compared with $151,571 as at June 30, 2016. The increase of $86,466 was attributed to an increase in loans payable of $9,057, an increase to related party advances of $49,645, an increase to trade and other payables of $24,912, and the addition of estimated warranty liabilities of $2,852.

As at December 31, 2016, our company had a working capital deficit of $221,492, compared with a working capital deficit of $150,635 as at June 30, 2016.

	Six months	Six months
	Ended	Ended
	December 31,	December 31,
	2016	2015
Net Cash Provided by Operating Activities	$30,250	$118
Net Cash Provided Used in Financing Activities	$(15,240)	$-
Effect of Exchange Rate Changes on Cash	$(411)	$(66)
Net Increase (Decrease) In Cash During The Period	$14,599	$52

Cash Flow from Operating Activities

During the six months ended December 31, 2016, our company received $30,250 of cash from operating activities compared with $118 provided during the same period in 2015. The increase in cash provided in operating activities was primarily due to advances received from related parties to retire expenses in the normal course.

Cash Flow from Financing Activities

During the six months ended December 31, 2016, our company used $15,240 in for financing activities. We did not engage in any financing activities during the most six month period ended December 31, 2015.

Cash Flow from Investing Activities

We have not engaged in any investing activities.

Going Concern

As of December 31, 2016, we have total stockholders deficiency of $221,492 and have a working capital deficit. We have commenced limited operations, raising substantial doubt about our ability to continue as a going concern. We will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance that we will be successful in accomplishing our objectives.

Our ability to continue as a going concern is dependent on additional sources of capital and the success of our plan. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from the outcome of this uncertainty.

Since the Company is unable to reasonably project its future revenue, it must presume that it will not generate revenue to sustain its operations for the next twelve (12) months.  If we are not able to generate sufficient revenue, we will need to obtain additional debt or equity funding after the next twelve (12) month period but there can be no assurances that such funding will be available to us in sufficient amounts or on reasonable terms.

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

Critical Accounting Policies

The summary of significant accounting policies is presented to assist in understanding the interim consolidated financial statements. The interim consolidated financial statements and notes are the representations of our company’s management, who is responsible for their integrity and objectivity. The interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q, and therefore do not include all the information necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Please refer to Note 3 of the accompanying financial statements for a summary of our significant accounting policies. The interim consolidated financial statements, included herein, should be read in conjunction with the annual consolidated financial statements and footnotes thereto included in our company’s filed Form 10-K.

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the three and six months ended December 31, 2016, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2017.  For further information, refer to the financial statements and footnotes thereto included in the Corporation’s filed Form 10-K for the year ended June 30, 2016

These condensed interim consolidated financial statements include the Corporation’s wholly owned subsidiaries MJP Lighting Solutions Ltd., MJP Holdings Ltd. Energy Alliance and Human Energy Alliance Laboratories Corp. and 100 percent of their assets, liabilities and net income or loss. All inter-company accounts and transactions have been eliminated.

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect application of policies and the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the year. Actual results could differ from these estimates. Estimates and their underlying assumptions are reviewed on an ongoing basis. Changes in estimates are recorded in the accounting period in which they are determined. The critical accounting estimates and assumptions in the accompanying unaudited condensed consolidated interim financial statements include the provision for unpaid loss and loss adjustment expenses which may result from product warranty provisions; valuation of deferred income taxes; valuation and impairment assessment of intangible assets; goodwill recoverability; and deferred acquisition costs.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases. This update requires organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. The new guidance will also require additional disclosure about the amount, timing and uncertainty of cash flows arising from leases. The provisions of this update are effective for annual and interim periods beginning after December 15, 2018. The Company is still assessing the impact that the adoption of ASI 2016-02 will have on the consolidated financial position and the consolidated results of operations.

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting”. Several aspects of the accounting for share-based payment award transaction are simplified, including (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. The amendments are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company is still assessing the impact that the adoption of ASI 2016-09 will have on the consolidated financial position and the consolidated results of operations.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU amends guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities. This ASU is effective for fiscal years beginning after December 15, 2019 (fiscal 2020), including interim periods within those fiscal years, with early adoption permitted. The Corporation does not expect the adoption of this guidance will have a material impact on its condensed interim consolidated financial position.

In August 2016, the Financial Accounting Standards Board (“FASB) issued Accounting Standards Update (“ASU”) 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This ASU addresses the classification of certain specific cash flow issues including debt prepayment or extinguishment costs, settlement of certain debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of certain insurance claims and distributions received from equity method investees. This ASU is effective for fiscal years beginning after December 15, 2017 (fiscal 2018), and interim periods within those fiscal years, with early adoption permitted. An entity that elects early adoption must adopt all of the amendments in the same period. The Corporation does not expect the adoption of this guidance will have a material impact on its condensed interim consolidated financial position.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations: Clarifying the definition of a Business” which amends the current definition of a business. Under ASU 2017-01, to be considered a business, an acquisition would have to include an input and a substantive process that together significantly contributes to the ability to create outputs. ASU 2017-01 further states that when substantially all of the fair value of gross assets acquitted is concentrated in a single asset (or a group of similar assets), the assets acquired would not represent a business. The new guidance also narrows the definition of the term “outputs” to be consistent with how it is described in Topic 606, Revenue from Contracts with Customers. The changes to the definition of a business will likely result in more acquisitions being accounted for as asset acquisitions. ASU 2017-01 is effective for acquisitions commencing on or after June 30, 2019, with early adoption permitted. Adoption of this guidance will be applied prospectively on or after the effective date.

In January 2017, the FASB issued ASU 2017-04, “Intangibles – Goodwill and Other” ASU 2017-04 simplifies the accounting for goodwill impairment by eliminating Step 2 of the current goodwill impairment test, which required a hypothetical purchase price allocation. Goodwill impairment will now be the amount by which the reporting unit’s carrying value exceeds its fair value, limited to the carrying value of the goodwill. ASU 2017-04 is effective for financial statements issued for fiscal years, and interim periods beginning after December 15, 2019.

The Corporation has adopted all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

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

Item 2.                 Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.                 Defaults Upon Senior Securities

None.

Item 4.                 Mine Safety Disclosures

Not applicable.

Item 5.                 Other Information

None.

Item 6.                 Exhibits

Exhibit Number	Description
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1 filed on April 26, 2013).
3.2	Bylaws (incorporated by reference to our Registration Statement on Form S-1 filed on April 26, 2013).
(31)	Rule 13a-14(a)/15d-14(a) Certification
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
101*	Interactive Data Files
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

* **	Filed herewith. To be filed by Amendment

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MJP INTERNATIONAL LTD.
(Registrant)

Dated: February 21, 2017	By:	/s/ Liao Zu Guo
Liao Zu Guo
President, Chief Executive Officer and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)