Form 10-Q/A
period 2016-12-31
MJP INTERNATIONAL LTD.
filed 2017-02-22
CIK 1575420

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) of MJP International Ltd. for the six months ended December 31, 2016 is being submitted solely to file Exhibits 101 to the Form 10-Q in accordance with Rule 405 of Regulation S–T.

This Amendment speaks as of the filing date of the original Form 10-Q (the "Filing date"), does not reflect events that may have occurred subsequent to the Filing date, and does not modify or update in any way disclosures made in the Form 10-Q as filed February 21, 2017.

Item 6.                 Exhibits

Exhibit Number	Description
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1 filed on April 26, 2013).
3.2	Bylaws (incorporated by reference to our Registration Statement on Form S-1 filed on April 26, 2013).
(31)	Rule 13a-14(a)/15d-14(a) Certification
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
101*	Interactive Data Files
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MJP INTERNATIONAL LTD.
(Registrant)

Dated: February 22, 2017	By:	/s/ Liao Zu Guo
Liao Zu Guo
President, Chief Executive Officer and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)