Form 10-Q
period 2017-03-31
MJP INTERNATIONAL LTD.
filed 2017-12-04
CIK 1575420

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number 333-188152

MJP INTERNATIONAL LTD.
(Exact name of registrant as specified in its charter)

Nevada	33-1229553
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3651 Lindell Road, Suite D1141, Las Vegas, NV	89103
(Address of principal executive offices)	(Zip Code)

(208) 231-1606

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ YES    ☐ NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ YES   ☐ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒
			Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ YES   ☒ NO

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. ☐ YES    ☐ NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

12,970,000 common shares issued and outstanding as of November 22, 2017.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited condensed interim consolidated financial statements for the three and nine months ended March 31, 2017 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

MJP International Ltd.

CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	June 30,
	2017	2016

ASSETS
Current Assets
Cash	$-	$936
Total Current Assets	-	936

TOTAL ASSETS	$-	$936

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$36,683	$21,089
Due to related parties (Note 8)	166,087	130,482
Convertible notes payable (Note 7)	27,670	-
Total Current Liabilities	230,440	151,571

TOTAL LIABILITIES	230,440	151,571

Stockholders' Deficit
Preferred stock: 90,000,000 authorized; $0.0001 par value - no shares issued and outstanding	-	-
Common stock: 100,000,000 authorized; $0.0001 par value
12,970,000 and 16,108,500 shares issued and outstanding, respectively	1,297	1,611
Additional paid in capital	27,641	112,195
Accumulated other comprehensive income	18,286	15,692
Accumulated deficit	(277,664)	(280,133)
Total Deficit	(230,440)	(150,635)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$936

The accompanying notes are an integral part of these condensed interim consolidated financial statements

MJP International Ltd.

CONDENSED INTERIM CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2017	2016	2017	2016

Revenues	$-	$1,658	$5,386	$3,450
Cost of goods sold	-	1,452	4,480	2,886
Gross profit	-	206	906	564

Operating Expenses
General and administration	21,502	5,381	31,468	18,999
Professional	8,079	5,228	49,914	8,415
Total operating expenses	29,581	10,609	81,382	27,414

Net loss from operations	(29,581)	(10,403)	(80,476)	(26,850)

Other income (expense)
Interest expense	(30,761)	-	(30,761)	-
Foreign exchange (Note 3)	-	-	658	-
Impairment of intangible assets and goodwill (Note 5)	-	-	(226,007)	-
Gain from disposal of subsidiaries (Note 6)	-	-	3,736,958	-
Total other expense	(30,761)	-	3,480,848	-

Net Income (loss) from continued operation	(60,342)	(10,403)	3,400,372	(26,850)

Discontinued operations
Loss from discontinued operation (Note 6)	(4,488)	-	(4,488)	-
Gain from sale of investment (Note 6)	21,359	-	21,359
Gain from Discontinued Operations	16,871	-	16,871	-

Net Income (loss)	(43,471)	(10,403)	3,417,243	(26,850)
Net Income (loss) attributable to the non-controlling interest	-	-	(898)	-
Net Income (loss) attributable to MJP International Ltd.	$(43,471)	$(10,403)	$3,418,141	$(26,850)

Comprehensive Income (loss)	$(43,471)	$(10,403)	$3,418,141	$(26,850)
Foreign currency adjustment	(1,182)	(8,648)	2,594	3,583
Comprehensive Income (loss)	$(44,653)	$(19,051)	$3,420,735	$(23,267)

Basic and dilutive income (loss) per share
Continuing operations	$(0.00)	$(0.00)	$0.22	$(0.00)
Discontinuing operations	$(0.00)	$-	$(0.00)	$-
Net income (loss)	$(0.00)	$(0.00)	$0.23	$(0.00)
Weighted average number of shares outstanding	12,970,000	16,108,500	15,140,712	16,108,500

The accompanying notes are an integral part of these condensed interim consolidated financial statements

MJP International Ltd.

CONDENSED INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

Stated in US Dollars

(Unaudited)

				Accumulated
			Additional	Other		Non-
	Common Stock		Paid in	Comprehensive	Accumulated	controlling
	Shares	Amount	Capital	Income	Deficit	Interest	Total

Balance, June 30, 2015	16,108,500	$1611	$112195	$11,645	$(241,772)	$-	$(116,321)

Foreign currency translation	-	-	-	4,047	-	-	4,047
Net loss	-	-	-		(38,361)	-	(38,361)

Balance, June 30, 2016	16,108,500	1,611	112,195	15,692	(280,133)	-	(150,635)

Share issuance per assets acquisition	4,000,000	400	199,600	-	-	-	200,000
Share repurchase (Note 6)	(6,500,000)	(650)	(311,795)	-	(3,392,555)	-	(3,705,000)
Share repurchase (Note 9)	(638,500)	(64)	-	-	(23,117)	-	(23,181)
Non-controlling interest	-	-	-	-	-	(2,678)	(2,678)
Deconsolidation (Note 6)	-	-	-	-	-	3,576	3,576
Beneficial conversion feature (Note 7)	-	-	27,641	-	-	-	27,641
Foreign currency translation	-	-	-	2,594	-	-	2,594
Net income	-	-	-	-	3,418,141	(898)	3,417,243

Balance, March 31, 2017	12,970,000	$1,297	$27,641	$18,286	$(277,664)	$-	$(230,440)

The accompanying notes are an integral part of these condensed interim consolidated financial statements

MJP International Ltd.

CONDENSED INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

		Nine Months Ended
		March 31,
	Note	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) from continued operations		$3,400,372	$(26,850)
Loss from discontinued operation		(4,488)	-
Gain from sale of investment		21,359	-
Net income (loss)		3,417,243	(26,850)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of debt discount	7	27,689	-
Impairment of intangible assets and goodwill	5	226,007	-
Gain from disposal of subsidiaries	6	(3,736,958)	-
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities		8,070	(10,235)
Due to related parties	8	69,361	37,219
Net cash provided by (used in) continuing operating activities		11,412	134
Net cash provided by (used in) discontinuing operating activities		(4,994)	-
Net cash provided by (used in) operating activities		6,418	134

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash from acquisition	4	3,754	-
Disposal of subsidiaries	6	(1,406)	-
Net cash provided by continuing investing activities		2,348	-
Net cash provided by discontinuing investing activities		4,716	-
Net cash provided by investing activities		7,064	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan payable		5,593	-
Common stock repurchases	9	(23,181)	-
Net cash used in financing activities		(17,588)	-

Effect of exchange rate changes on cash		3,170	(20)

Net increase in cash and cash equivalents		(936)	114
Cash and cash equivalents, beginning of period		936	-
Cash and cash equivalents, end of period		$-	$114

Supplemental cash flow information
Cash paid for interest		$-	$-
Cash paid for taxes		$-	$-

Non-cash transactions:
4,000,000 shares issued due to assets acquisition	4	$200,000	$-
6,500,000 shares cancelled due to disposal of subsidy	6	$3,705,000	$-
Net assets acquired from Energy Alliance	4	$84,000	$-
Net liabilities acquired from Energy Alliance	4	$(19,290)	$-
Net assets acquired from HEAL	4	$4,498	$-
Net liabilities acquired from HEAL	4	$(15,215)	$-
Convertible note exchanged for due to related parties	7	$27,670	$-
Beneficial conversion feature	7	$27,641	$-

The accompanying notes are an integral part of these condensed interim consolidated financial statements

MJP INTERNATIONAL LTD.

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – NATURE AND CONTINUANCE OF OPERATIONS

MJP International Ltd. (“MJP”, the “Company”, or the “Corporation”) was incorporated in the state of Nevada, United States on October 24, 2012.

The Corporation were formed and organized to capitalize on new opportunities found in the North American market for light-emitting diode (“LED”) lighting. With China as the manufacturing backbone of future LED products, the Corporation have set up an office in Guangzhou, China in search of high quality products offered by reputable manufacturers to be introduced to Canada, the United States, and abroad. The Corporation have set out further details of the acquisition below as well as in Notes 3 and 4 to these condensed interim consolidated financial statements.

On February 5, 2016, Energy Alliance Labs Inc. (“Energy Alliance”), incorporated on February 5, 2016, entered into an agreement to acquire 80% of the issued and outstanding equity interests of Human Energy Alliance Laboratories Corp., an Idaho corporation (“HEAL”) from certain shareholders of HEAL for $80,000. The cash for the acquisition of shares was transferred to the shareholders on November 1, 2016 and that is when the acquisition closed. Subsequent to the transfer of cash, the previous shareholders of MJP own 80% of the issued and outstanding shares of HEAL.

On October 28, 2016, MJP entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with Liao Zu Guo, an individual residing in China, whereby MJP issued 4,000,000 shares of its common stock in exchange for 100% of the issued and outstanding equity interests of Energy Alliance. Subsequent to the execution of the Share Exchange Agreement, Liao Zu Gao became a member of the Board of Directors of MJP.

On January 1, 2017, MJP entered into transfer agreement with Liao Zu Guo, whereby MJP transferred 100% of issued and outstanding equity interests of Energy Alliance for $20,000 and agreed to assume the debt of Energy Alliance owed to the Liao Zu Guo in the aggregate amount of $28,239.

Our executive offices are located at 3006 E. Goldstone Drive, Suite 218, Meridian, ID 83642. Our telephone number is (208) 231 – 1606.

Going Concern

These condensed interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Corporation and its subsidiaries will be able to meet its obligations and continue its operations for the next fiscal year. Realizable values may be substantially different from carrying values as shown and these condensed interim consolidated financial statements, which do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Corporation be unable to continue as a going concern. At March 31, 2017, the Corporation had not yet achieved profitable operations and has an accumulated loss of $277,664 since inception. The Corporation expects to incur further losses, all of which casts substantial doubt about the Corporation’s ability to continue as a going concern. The Corporation’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management anticipates that additional funding will be in the form of equity financing from the sale of common stock. Management may also seek to obtain short-term loans from the directors of the Corporation. There are no current arrangements in place for equity funding or short-term loans.

NOTE 2 – BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three and nine months ended March 31, 2017, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2017. For further information, refer to the financial statements and footnotes thereto included in the Corporation’s filed Form 10-K for the year ended June 30, 2016.

These condensed interim consolidated financial statements include the Corporation’s wholly owned subsidiaries MJP Lighting Solutions Ltd., MJP Holdings Ltd. and Energy Alliance Lab Inc., and Human Energy Alliance Laboratories Corp., which is 80% owned by Energy Alliance. All subsidiaries were disposed during the nine months ended March 31, 2017. All inter-company accounts and transactions before the Company disposed of these subsidiaries have been eliminated.

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

There was impairment of long-lived assets or goodwill in the amount of $226,007 during the nine months ended March 31, 2017.

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

During the nine months ended March 31, 2017, the Corporation wound up MJP Lighting Solutions Ltd. and MJP Holdings Ltd. The Corporation transferred accumulated other comprehensive income from foreign exchange gains or losses totaling $658 to other income.

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

The Corporation applies FASB ASC 825, Financial Instruments, which allows companies to choose to measure eligible financial instruments and certain other items at fair value that are not required to be measured at fair value. The Corporation has not elected the fair value option for any eligible financial instruments.

Beneficial Conversion Feature

For conventional convertible debt where the rate of conversion is below market value, the Corporation records a Beneficial Conversion Feature (the “BCF”) and related debt discount.

When the Company records a BCF, the intrinsic value of the BCF is recorded as a debt discount against the face amount of the respective debt instrument (offset to additional paid-in capital) and amortized to interest expense over the life of the debt.

Basic and Diluted Loss per Common Stock

FASB ASC 260 requires dual presentation of basic and diluted earnings per share (EPS) with a reconciliation of the numerator and denominator of the EPS computations. Basic earnings per share amounts are based on the weighted average shares of common stock outstanding. If applicable, diluted earnings per stock would assume the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. Diluted net income (loss) per common stock on the potential exercise of the equity-based financial instruments is not presented where anti-dilutive. During the nine months ended March 31, 2017 certain shareholders of the Corporation returned a total of 6,500,000 shares of common stock for cancelation, the impact of which was anti-dilutive, and therefore, not presented herein.

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

NOTE 4 – ASSETS ACQUISITION AND BUSINESS COMBINATION

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

The Corporation treated the acquisition of HEAL as business combination.

Consideration given up:	October 28, 2016 $
Cash:	80,000

Allocation of purchases price:
Cash and cash equivalents	3,754
Inventory	1,869

Liabilities assumed:
Accounts payable	(8,300)
Estimated warranty liabilities	(3,254)
Advances from Energy Alliance	(4,000)
Loan payable	(3,464)
Net assets acquired	(13,395)
Allocated to non-controlling interest	2,678
Intangible assets and goodwill	90,717

The preliminary purchase price allocation of HEAL is shown above. The final purchase price allocation will be determined when the Company has completed detailed valuations. The final purchase price allocation may differ from these estimates and could be materially different from the preliminary allocation used above.

The Corporation recognized goodwill of HEAL of $90,717 and recorded non-controlling interest of ($2,678) which reflects income attributable to the non-controlling interest in HEAL. Goodwill of $90,717 is not deductible for income tax purposes.

The amount of HEAL’s revenue and net loss from operations included in the Corporation’s condensed consolidated interim statements of operations and comprehensive loss for the three and nine months ended March 31, 2017 are as follows:

	Three months ended	Nine months ended
	March 31,	March 31,
	2017	2017
Revenue	$-	$1,941

Net loss	$(4,581)	$(11,779)

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

NOTE 6 – DISPOSAL OF SUBSIDIARIES

The Company disposed of the below subsidiaries in order to focus its efforts on other opportunities. No opportunities have been identified as of March 31, 2017.

On October 4, 2016, the Corporation filed a Certification of Dissolution of MJP Holdings Ltd. Upon the dissolution MJP Holdings Ltd, the Corporation recorded gain on disposal of $33,436(C$44,007).

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

On January 1, 2017, MJP entered into transfer agreement with Liao Zu Guo, whereby MJPI transferred 100% of issued and outstanding equity interests of Energy Alliance for consideration of $20,000 and assumption of debt of $28,239 for past services provided by Executive to the Company. There is no planned future involvement with Energy Alliance, however Liao Zu Guo continues to hold a position on the board of directors

During the nine months ended March 31, 2017, the Company recorded a gain on the sale of $21,359. The Company has no continuing involvement in the operations of Energy Alliance and its subsidiary HEAL. The sale of Energy Alliance qualified as a discontinued operation of the Company and accordingly, the Company has excluded results of Energy Alliance operations from its Statements of Operations and Comprehensive Income (Loss) to present this business in discontinued operations.

The following table shows the results of operations of Energy Alliance and HEAL for the period ended January 1, 2017 which are included in the loss from discontinued operations:

January 1,
2017
Revenue	$1,987
Cost of goods sold	923
Gross profit	1,064
General & administration	5,352
Professional fees	200
Operating loss	(4,488)
Gain from sale of Energy Alliance	21,359
Gain from discontinued operations	$16,871

The following table shows the carrying amounts of the major classes of assets and liabilities associated with Energy Alliance and its subsidiary HEAL as of the January 1, 2017.

January 1,
2017
Cash	$15,284
Inventory	1,010
Accounts payable	(6,771)
Credit card	(2,549)
Due to related party	(28,239)
Loan payable	(9,057)
Estimated warranty liabilities	(2,852)
Net liabilities	(33,174)
Non-controlling interest	3,576
Assumption of due to related party	(28,239)
Consideration for past services s provided by Executive to the company	20,000
Gain on sale of Energy Alliance	$21,359

NOTE 7 – CONVERTIBLE NOTE

On January 1, 2017, the Company issued a convertible note with a conversion price of $0.005 to extinguish amounts due to relates parties of $10,000. The convertible note is unsecured, bears interest at 45% per annum, has no maturity date and due on demand. The Company recorded a discount on the convertible note due to a beneficial conversion feature of $10,000 and amortized $10,000 for the nine months ended March 31, 2017. As of March 31, 2017, the Company had a convertible note of $10,000. During the nine months ended March31, 2017, the Company recognized interest expense of $1,110.

On January 1, 2017, the Company issued a convertible note with a conversion price of $0.005 to extinguish amounts due to related parties of $14,289. The convertible note is unsecured, bears interest at 45% per annum, has no maturity date and due on demand. The Company recorded a discount on the convertible note due to a beneficial conversion feature of $14,289 and amortized $14,289 for the nine months ended March 31, 2017. As of March 31, 2017, the Company had a convertible note of $14,289. During the nine months ended March31, 2017, the Company recognized interest expense of $1,585.

On January 1, 2017, the Company issued a convertible note with a conversion price of $0.005 to extinguish amounts due to related parties of $3,352 (Canadian dollar (“CAD”) $4,500). The convertible note is unsecured, bears interest at 45% per annum, has no maturity date and due on demand. The Company recorded a discount on the convertible note due to a beneficial conversion feature of $3,352 (CAD $4,500) and amortized $3,400 (CAD $4,500) for the nine months ended March 31, 2017. As of March 31, 2017, the Company had a convertible note of $3,381 (CAD $4,500). The difference of amount was a result of change of exchange rate. During the nine months ended March31, 2017, the Company recognized interest expense of $377 (CAD $499).

NOTE 8 – DUE TO RELATED PARTIES

As at March 31, 2017, the Corporation was obligated to shareholders for funds advanced to the Corporation for working capital.

During the nine months ended March 31, 2017, the Corporation borrowed a total amount of $69,361 from shareholders. On January 1, 2017, the Corporation agreed to assume the debt of Energy Alliance owed to the Liao Zu Guo in the aggregate amount of $28,239 (Note 6). The advances are unsecured, non-interest bearing and no payback schedule has been established.

During the nine months ended March 31, 2017, the Company repaid $27,670 by convertible note (Note 7). As of March 31, 2017, and June 30, 2016, the Corporation owed related parties $166,087 and $130,482, respectively.

NOTE 9 – CAPITAL STOCK

On October 28, 2016, MJP International Ltd. issued 4,000,000 shares of its common stock in exchange for 100% of the issued and outstanding equity interests of Energy Alliance.

On November 28, 2016, Chris Tong Tang and Zhao Hui Ma returned the 6,500,000 shares to MJP’s treasury for cancellation (Note 6).

During the nine months ended March 31, 2017, the Corporation purchased back 600,000 shares at $0.03424 (C$0.05) per share and 38,500 shares at $0.06848 (C$0.10).

As at March 31, 2017, there were no warrants or options outstanding.

NOTE 10 - RISKS AND UNCERTAINTIES

A number of potential risks and uncertainties exist which could have a material impact on the Corporation’s performance causing actual results to differ materially from expected results. The Corporation has recently completed a change in business acquiring a controlling interest in an operating business in developing and distributing green technologies which has limited historical financial results and is not yet profitable. There is no guarantee the Corporation will be able to expand this business in order to achieve profitable operations. Further, as part of the aforementioned change in business the Corporation’s corporate structure has changed so that we have retained new management who also own a substantial portion of the Corporation’s issued and outstanding common stock, effectively providing control of the future operations of the Corporation.

Risk Management

The Company’s cash balances are maintained in the US with a US bank and are insured up to $100,000 by the FDIC.

Concentrations of credit risk:

Concentrations of credit risk are limited to the customer base to which the Company’s products are sold. The Company does not believe significant concentrations of credit risk exist. The Company does not have a risk of doubtful accounts from accounts receivable as all product orders are paid in full prior to shipment.

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

iii) Interest rate risk:

Interest rate risk is the risk that future cash flows will fluctuate as a result of changes in market interest rates. The Company has limited variable rate debt, and considers its risk of exposure to interest rate risk or interest expense to be minimal at this time. The Company had no interest rate swap or financial contracts in place at March 31, 2017.

Item 2. Management's Discussion and Analysis of Financial Condition or Plan of Operation

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our consolidated unaudited financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report.

Unless otherwise specified in this quarterly report, all dollar amounts are expressed in United States dollars and all references to “common stock” refer to shares of our common stock.

As used in this quarterly report, the terms “we”, “us”, “our” and “our company” mean MJP International Ltd., unless otherwise indicated.

Corporate Overview

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

On October 28, 2016, we entered into a share exchange agreement with Liao Zu Guo, a director of our company, whereby on the same date we issued 4,000,000 shares of our common stock in exchange for 100% of the issued and outstanding equity interests of Energy Alliance.

On November 1, 2016, Energy Alliance closed the transactions contemplated under an agreement with certain shareholders of HEAL, in which the shareholders holding 80% of the outstanding equity interests of HEAL sold all of their shares of HEAL to Energy Alliance.

As a result of such transactions we became the owner of 100% of the issued and outstanding equity interests of Energy Alliance and Energy Alliance became the owner of 80% of the issued and outstanding equity interests of HEAL.

Effective October 4, 2016, we filed a Certificate of Dissolution of MJP Holdings Ltd., our wholly-owned subsidiary.

Effective November 28, 2016, we entered into a Share Exchange Agreement with MJP Lighting Solutions Ltd., a British Virgin Islands (“BVI”) corporation and Tong Tang and Zhao Hui Ma (the “Shareholders”) whereby the parties exchanged 100% of the issued and outstanding shares of BVI, belonging to our company for the tender of 5,500,000 restricted common shares of our company, belonging to the Shareholders, to our treasury for cancellation.

On January 1, 2017, MJP entered into transfer agreement with Liao Zu Guo, whereby we transferred 100% of the issued and outstanding equity interests of Energy Alliance for consideration of $20,000 for past services provided to our company by Mr. Guo.

Our executive offices are located at 3006 E. Goldstone Drive, Suite 218, Meridian, ID 83642. Our telephone number is (208) 231 – 1606.

We do not have any subsidiaries.

We have not been subject to any bankruptcy, receivership or similar proceeding.

Current Business

We are currently seeking new business opportunities with established business entities for merger with or acquisition of a target business. In certain instances, a target business may wish to become our subsidiary or may wish to contribute assets to us rather than merge. We have not yet begun negotiations or entered into any definitive agreements for potential new business opportunities, and there can be no assurance that we will be able to enter into any definitive agreements.

We may seek a business opportunity with entities which have recently commenced operations, or entities who wish to utilize the public marketplace in order to raise additional capital in order to expand business development activities, to develop a new product or service, or for other corporate purposes. We may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

In implementing a structure for a particular business acquisition or opportunity, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. We may also acquire stock or assets of an existing business. Upon the consummation of a transaction, it is likely that our present management will no longer retain a majority control of our company. In addition, it is likely that as part of the terms of the acquisition transaction, one or more new officers and directors, would join our Company.

We anticipate that the selection of a business opportunity in which to participate will be complex and without certainty of success. We believe that there are numerous firms in various industries seeking the perceived benefits of being a publicly registered corporation. Business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Business opportunities that we believe are in the best interests of our company may be scarce or we may be unable to obtain the ones that we want. We can provide no assurance that we will be able to locate compatible business opportunities.

We have not yet entered into any definitive agreements for potential new business opportunities. There can be no assurance that we will be able to identify an appropriate business opportunity or acquire the financing necessary to enable us to pursue a transaction if an appropriate opportunity is identified.

Currently, we do not have a source of revenue. We are not able to fund our cash requirements through our current operations. Historically, we have been able to raise a limited amount of capital through loans from a company controlled by our management, but we are uncertain about our continued ability to raise additional funds privately. We believe that our company may have difficulties raising capital until we locate a prospective business opportunity through which we can pursue our plan of operation. Further, we expect that any new acquisition or business opportunities that may become available to our company will require additional financing. There can be no assurance that we will be able to acquire the financing necessary to enable us to pursue our plan of operation. If our company requires additional financing and we are unable to acquire such funds, our business may fail. If we are unable to secure adequate capital to continue our acquisition efforts, our shareholders may lose some or all of their investment and our business may fail.

Results of Operations

Our operations for the three and nine months ended March 31, 2017 and 2016 are outlined below:

Results of Operations – Nine month periods ended March 31, 2017 and 2016

Our results of operations for the nine month periods ended March 31, 2017 and 2016 are outlined in the table below:

	Nine Months Ended
	March 31,
	2017	2016
Revenues	$5,386	$3,450
Cost of goods sold	(4,480)	(2,886)
Operating Expenses	(81,382)	(27,414)
Total other income	3,480,848	-
Gain from Discontinued Operations	16,871	-
Net Income (Loss)	$3,417,243	$(26,850)

Revenues

We earned revenue of $5,386 for the nine months ended March 31, 2017 compared to $3,450 for the nine months ended March 31, 2016. Our gross profit from sales for the nine months ended March 31, 2017 was $906 compared to our nominal gross profit of $564 for the nine month period ended March 31, 2016.

Operating Expenses

Our consolidated operating expenses for the nine month periods ended March 31, 2017 and 2016 are outlined in the table below:

	Nine Months Ended
	March 31,
	2017	2016
General and administrative expenses	$31,468	$18,999
Professional fees	49,914	8,415
Total Expenses	$81,382	$27,414

Our general and administrative expenses include management fee, rent, telephone and internet services, banking changes and miscellaneous office supply costs. Our professional fees include legal, audit and accounting fees. Our general and administrative expenses were $31,468 for the nine months ended March 31, 2017 compared to $18,999 for the same period in 2016. The increase is primarily due to management fee of $20,000 for the nine months ended March 31, 2017. The overall increase in expenses from $27,414 during the nine months ended March 31, 2016 to $81,382 for the same period in 2017 is due mainly to an increase in professional fees, from $8,415 to $49,914.

Discontinued Expenses

Pursuant to the Transfer Agreement, the Corporation recorded all revenue and expenses from Energy Alliance Labs Inc. and its subsidiary Human Energy Alliance Laboratories Corp. as discontinued expenses. Gain from discontinued operations for the nine months ended March 31, 2017 and 2016 was $16,871 and $0, respectively

Earnings after Other Income (Expenses)

We recorded net income for the nine month period ended March 31, 2017 in the amount of $3,417,243 compared to a net loss of $26,850 during the nine month period ended March 31, 2016. The net income for the nine month period ended March 31, 2017 is due to the gain from the disposal of our subsidiaries, MJP Holdings Ltd. and MJP Lighting Solution Ltd, whereby the Corporation received a total of 6,500,000 shares from former officers and directors with a fair market value of $3,705,000 which were canceled upon their return.

Results of Operations – Three month periods ended March 31, 2017 and 2016

Our results of operations for the three month periods ended March 31, 2017 and 2016 are outlined in the table below:

	Three Months Ended
	March 31,
	2017	2016
Revenues	$-	$1,658
Cost of goods sold	-	(1,452)
Operating Expenses	(29,581)	(10,609)
Total other expenses	(30,761)	-
Gain from Discontinued Operations	16,871	-
Net Loss	$(43,471)	$(10,403)

Revenues

We earned gross revenue of $0 for the three month period ended March 31, 2017 compared to $1,658 for the three month period ended March 31, 2016. Our gross profit from sales for the three-month period ended March 31, 2017 was $0 compared to our nominal gross profit of $206 for the three-month period ended March 31, 2016.

Operating Expenses

Our consolidated operating expenses for the three-month periods ended March 31, 2017 and 2016 are outlined in the table below:

	Three Months Ended
	March 31,
	2017	2016
General and administrative expenses	$21,502	$5,381
Professional fees	$8,079	$5,228
Total Expenses	$29,581	$10,609

Our general and administrative expenses include management fee, rent, telephone and internet services, banking changes and miscellaneous office supply costs. Our professional fees include legal, audit and accounting fees. Our general and administrative expenses were $21,502 for the three-months ended March 31, 2017 compared to $5,381 for the same period in 2016. The increase is primarily due to management fee of $20,000 for the three months ended March 31, 2017. The overall increase in expenses from $10,609 during the three months ended March 31, 2016 to $29,581 for the same period in 2017 is due mainly to an increase in general and administrative expenses, from $21,502 to $5,381.

Earnings after Other Income (Expenses)

We recorded net loss for the three-month period ended March 31, 2017 in the amount of $43,471 compared to a net loss of $10,403 during the three-month period ended March 31, 2016.

Liquidity and Capital Resources

	March 31,	June 30,
	2017	2016
Current Assets	$-	$936
Current Liabilities	$230,440	$151,571
Working Capital (Deficit)	$(230,440)	$(150,635)

As at March 31, 2017, we were obligated to related parties, including our majority shareholders, in an amount totaling $166,087 (June 30, 2016 $130,482) in funds advanced to us for working capital. The advances are unsecured, non-interest bearing and no payback schedule has been established.

At March 31, 2017, our company had a cash balance and total assets of $0 compared with a cash balance and total assets of $936 as at June 30, 2016.

As at March 31, 2017, our company had total liabilities of $230,440 compared with $151,571 as at June 30, 2016. The increase of $78,869 was attributed to an increase in convertible notes payable of $27,670, an increase to related party advances of $35,605, and an increase to trade and other payables of $15,594.

As at March 31, 2017, our company had a working capital deficit of $230,440, compared with a working capital deficit of $150,635 as at June 30, 2016.

	Nine Months Ended
	March 31,
	2017	2016
Net Cash Provided by Operating Activities	$6,418	$134
Net Cash Provided by investing Activities	$7,064	$-
Net Cash Used in Financing Activities	$(17,588)	$-
Effect of Exchange Rate Changes on Cash	$3,170	$(20)
Net Increase (Decrease) In Cash During The Period	$(936)	$114

Cash Flow from Operating Activities

During the nine months ended March 31, 2017, our company received $6,418 of cash from operating activities compared with $134 provided during the same period in 2016. The increase in cash provided in operating activities was primarily due to advances received from related parties to retire expenses in the normal course.

Cash Flow from Investing Activities

During the nine months ended March 31, 2017, our company received $7,064 in for investing activities from acquisition of subsidiaries and disposal of subsidiaries. We did not engage in any investing activities during the most nine month period ended March 31, 2016.

Cash Flow from Financing Activities

During the nine months ended March 31, 2017, our company used $17,588 in for financing activities. We received $5,593 from loan payable and used $23,181 for common stock repurchases. We did not engage in any financing activities during the most nine month period ended March 31, 2016.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, and capital expenditures or capital resources that are material to stockholders.

Critical Accounting Policies

Cash and Cash Equivalents

For purposes of reporting within the statements of cash flows, our corporation considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

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

Impairment of Long-Lived Assets and Goodwill

Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses. Intangible assets acquired are recorded at estimated fair value. Goodwill and intangible assets deemed to have indefinite lives are not amortized, but are tested for impairment annually during the third quarter, or whenever events or changes in circumstances indicate that goodwill or intangible assets may be impaired. Our company initially assesses qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, our company determines it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, then our company performs a first step by comparing the book value of net assets to the fair value of our company's single reporting unit. If the fair value is determined to be less than the book value, a second step is performed to compute the amount of impairment as the difference between the estimated fair value of goodwill and the carrying value.

There was impairment of long-lived assets or goodwill in the amount of $226,007 during the nine months ended March 31, 2017.

Foreign Currency Translation

The functional currency of our company and our former subsidiaries MJP Lighting Solutions Ltd. and MJP Holdings Ltd. is Canadian dollars (“C$”). The functional currency of both Energy Alliance and HEAL is the US Dollar. Our company maintains our financial statements in United States currency (“US dollars”).

(i)	Foreign currency transactions

Transactions in foreign currencies are initially recorded by our company and our subsidiaries at their respective functional currency rates prevailing at the date of the transaction.

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

During the nine months ended March 31, 2017, our company wound up MJP Lighting Solutions Ltd. and MJP Holdings Ltd. Our company transferred accumulated other comprehensive income from foreign exchange gains or losses totaling $658 to other income.

Revenue Recognition

Our company recognizes revenue when persuasive evidence of an arrangement exists, shipment has occurred or services rendered, the price is fixed or determinable and payment is reasonably assured. Customers take ownership at point of sale and bear the costs and risks of delivery.

Fair Value of Financial Instrument

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

Basic and Diluted Loss per Common Stock

FASB ASC 260 requires dual presentation of basic and diluted earnings per share (EPS) with a reconciliation of the numerator and denominator of the EPS computations. Basic earnings per share amounts are based on the weighted average shares of common stock outstanding. If applicable, diluted earnings per stock would assume the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. Diluted net income (loss) per common stock on the potential exercise of the equity-based financial instruments is not presented where anti-dilutive. During the nine months ended March 31, 2017 certain shareholders of our company returned a total of 6,500,000 shares of common stock for cancelation, the impact of which was anti-dilutive, and therefore, not presented herein.

Recent Accounting Pronouncements

We have implemented all new accounting pronouncements that are in effect and that may impact our financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on our financial position or results of operations. Our company regularly reviews and analyses the recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2017. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended March 31, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We know of no material, existing or pending legal proceedings against our Company, nor are we involved as a plai.jpg in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 1A. Risk Factors

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
(31)	Rule 13a-14 (d)/15d-14d) Certifications
31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002
(32)	Section 1350 Certifications
32.1*	Section 906 Certification under the Sarbanes-Oxley Act of 2002
101*	Interactive Data File
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

__________

* Filed herewith.

** XBRL Information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MJP INTERNATIONAL LTD.
(Registrant)

Dated: December 4, 2017	/s/ Liao Zu Guo
Liao Zu Guo
Chief Executive Officer, Chief Financial Officer, Chief Operating Officer and Director
(Principal Executive Officer, Principal Financial Officer an Principal Accounting Officer)

