Form 10-Q/A
period 2016-12-31
Bionovate Technologies Corp.
filed 2018-06-27
CIK 1575420

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

(Amendment No. 2)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

333-188152
Commission File Number

BIONOVATE TECHNOLOGIES CORP. f/k/a MJP INTERNATIONAL LTD.
(Exact name of registrant as specified in its charter)

Nevada	33-1229553
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3006 E. Goldstone Drive, Suite 218, Meridian, ID	83642
(Address of principal executive offices)	(Zip Code)

(208) 231–1606
(Registrant’s telephone number, including area code)

_____________________________________________________________
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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒ No ☐

a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

12,970,000 common shares issued and outstanding as of February 16, 2017.
(Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.)

Explanatory Note

As used in this Amendment No. 2 on Form 10-Q for the quarter ended December 31, 2016 (the "Form 10-Q/A"), the terms "Company", "our", "us" or "we" refer to Bionovate Technologies Corp., formerly MJP International Ltd.

This Form 10-Q/A amends the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2016 (the "Original Report"), as originally filed with the Securities and Exchange Commission (the "SEC") on December 4, 2017, as well as Amendment No. 1 on Form 10-Q/A to the Original Report, as filed with the SEC on February 22, 2017 ("Amendment No, 1"). On December 21, 2017, subsequent to the filing of the Original Report and Amendment No. 1, the Company changed its name to Bionovate Technologies Corp. This Form 10-Q/A has not been updated throughout to reflect the updated name.

This Form 10-Q/A is being filed to restate the unaudited Consolidated Statement of Financial Statements for the six months ended December 31, 2016. Subsequent to the filing of the Original Report and Amendment No. 1, the Company determined that there was an error in the calculations for a convertible note issued during the period ended December 31, 2016, as well as an error for the calculation for gain (loss) on disposal and dissolution of subsidiaries.

Our principal executive officer and principal financial officer has also provided new certifications as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications are included in this Form 10-Q/A as Exhibits 31.1 and 32.1.

For the convenience of the reader, this Form 10-Q/A sets forth the information in the Original Report in its entirety;, as well as the information in Amendment No. 1, are modified and superseded where necessary to reflect the restatement and related revisions. Except as provided above, this Form 10-Q/A does not reflect events occurring after the filing of the Original Report and does not amend or otherwise update any information in the Original Report. Accordingly, this Form 10-Q/A should be read in conjunction with our filings with the SEC subsequent to the date on which we filed the Original Report with the SEC.

2

3

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited condensed interim consolidated financial statements for the three and six-month period ended December 31, 2016 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

MJP International Ltd.

CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS

Stated in US Dollars

(Restated)

	December 31,	June 30,
	2016	2016
	(Unaudited) (Restated)	(Audited)
ASSETS
Current
Cash	$15,535	$936
Inventory	1,010	-
Total Assets	$16,545	$936

LIABILITIES
Current
Trade and other payables	$46,123	$21,089
Due to related parties (Note 9)	161,888	130,482
Convertible note (Note 8)	1,373	-
Loan payable (Note 7)	9,057	-
Estimated warranty liabilities	2,852	-
Total Liabilities	221,293	151,571

STOCKHOLDERS' DEFICIENCY
Capital Stock
Authorized
100,000,000 common stock, voting, par value $0.0001 each
90,000,000 preferred stock, non-voting, par value $0.0001 each
Issued
12,970,000 (June 30, 2016 - 16,108,500) common stock	1,297	1,611
Additional paid in capital	330,034	112,195
Equity (deficit) accumulated	(551,971)	(280,133)
Non-controlling interest	(3,576)	-
Accumulated other comprehensive income	19,468	15,692
Total Stockholders' deficiency	(204,748)	(150,635)
Total Liabilities and Stockholders' deficiency	$16,545	$936

Going Concern (Note 1)

The accompanying notes are an integral part of these condensed interim consolidated financial statements

MJP International Ltd.

CONDENSED INTERIM CONSOLIDATED STATEMENT OF OPERATIONS

Stated in US Dollars

(Restated)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
	(Restated)		(Restated)
Revenue	$1,941	$1,792	$7,373	$1,792
Cost of goods sold	885	1,434	5,403	1,434
Gross profit	1,056	358	1,970	358

Operating Expenses
General & administration	12,073	4,396	15,318	13,618
Professional fees	40,371	3,187	42,035	3,187
Total operating expenses	52,444	7,583	57,353	16,805

Loss from operations	(51,388)	(7,225)	(55,383)	(16,447)

Other income (expenses)
Foreign exchange (Note 3)	658	-	658	-
Interest expense	(1,495)		(1,495)
Impairment of intangible assets and goodwill (Note 5)	(226,007)	-	(226,007)	-
Gain from disposal of subsidiaries (Note 6)	32,608	-	32,608	-
Total other income (expenses)	(194,236)	-	(194,236)	-

Net loss	$(245,624)	$(7,225)	$(249,619)	$(16,447)

Attributed to:
Non-controlling interest	(898)	-	(898)	-
Stockholders of the corporation	(244,726)	(7,225)	(248,721)	(16,447)

Comprehensive income (loss)
Net income (loss)	$(244,726)	$(7,225)	$(248,721)	$(16,447)
Foreign currency adjustment	(2,519)	4,026	3,776	12,231
Comprehensive loss	$(247,245)	$(3,199)	$(244,945)	$(4,216)

Basic and diluted loss per share	$(0.01)	$(0.00)	$(0.02)	$(0.00)

Weighted average number of shares outstanding	16,330,560	16,108,500	16,219,530	16,108,500

The accompanying notes are an integral part of these condensed interim consolidated financial statements

MJP International Ltd.

CONDENSED INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

Stated in US Dollars

(Unaudited)

(Restated)

					Accumulated
	Common Stock		Additional Paid0in	Deficit	Other Comprehensive	Non0Controlling
	Shares	Amount	Capital	Accumulated	Income	Interest	Total
Balance – June 30, 2015	16,108,500	$1,611	$112,195	$(241,772)	$11,645	$-	$(116,321)

Net loss for the year	-	-	-	(38,361)	-	-	(38,361)
Foreign currency translation	-	-	-	-	4,047	-	4,047

Balance – June 30, 2016	16,108,500	1,611	112,195	(280,133)	15,692	-	(150,635)

Share issuance per assets acquisition	4,000,000	400	199,600	-	-	-	200,000
Share repurchase (Note 6)	(6,500,000)	(650)	-	-	-	-	(650)
Share repurchase (Note 10)	(638,500)	(64)	-	(23,117)	-	-	(23,181)
Beneficial conversion feature	-	-	18,239	-	-	-	18,239
Non-controlling interest	-	-	-	-	-	(2,678)	(2,678)
Net loss for the period	-	-	-	(248,721)	-	(898)	(249,619)
Foreign currency translation	-	-	-	-	3,776	-	3,776

Balance – December 31, 2016	12,970,000	$1,297	$330,034	$(551,971)	$19,468	$(3,576)	$(204,748)

The accompanying notes are an integral part of these condensed interim consolidated financial statements

MJP International Ltd.

CONDENSED INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS

Stated in US Dollars

(Unaudited)

(Restated)

	Six months	Six months
	ended	ended
	December 31,	December 31,
	2016	2015
	(Restated)
Operating activities
Net loss for the period	$(249,619)	$(16,447)
Impairment of intangible assets and goodwill	226,007	-
Gain from disposal of subsidiaries	(32,608)	-
Amortization of debt discount	1,373
Other comprehensive income realized into net income	(658)	-
Changes in non-cash working capital:		-
Inventory	859	-
Trade and other payables	25,010	(11,387)
Estimated warranty liabilities	(402)	-
Due to related parties	60,288	27,952
Net cash provided by operating activities	30,250	118

Financing activities
Loan payable	5,593	-
Cash from acquisition	3,754	-
Cash due to disposal subsidiaries	(1,406)	-
Common stock repurchases	(23,181)	-
Net cash used in financing activities	(15,240)	-

Effect of exchange rate changes on cash	(411)	(66)

Net cash increase for period	14,599	52
Cash beginning of the period	936	617
Cash end of the period	$15,535	$669

Non-Cash Investing and Financing Activities:
4,000,000 shares issued due to assets acquisition	$200,000	$-
6,500,000 shares cancelled due to disposal of subsidy	$(3,705,000)	$-
Net assets acquired from Energy Alliance	$84,000	$-
Net liabilities acquired from Energy Alliance	$(19,290)	$-
Net assets acquired from HEAL	$4,498	$-
Net liabilities acquired from HEAL	$(15,215)	$-
Beneficial conversion feature	$18,239	$-

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

Our executive offices are located at 3006 E. Goldstone Drive, Suite 218, Meridian, ID 83642. Our telephone number is (208) 231 – 1606.

Going Concern

These condensed interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Corporation and its subsidiaries will be able to meet its obligations and continue its operations for the next fiscal year. Realizable values may be substantially different from carrying values as shown and these condensed interim consolidated financial statements, which do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Corporation be unable to continue as a going concern. At December 31, 2016, the Corporation had not yet achieved profitable operations and has an accumulated loss of $(551,971) since inception. . The Corporation expects to incur further losses, all of which casts substantial doubt about the Corporation’s ability to continue as a going concern. The Corporation’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management anticipates that additional funding will be in the form of equity financing from the sale of common stock. Management may also seek to obtain short-term loans from the directors of the Corporation. There are no current arrangements in place for equity funding or short-term loans.

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

MJP INTERNATIONAL LTD.

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – RESTATEMENT

Subsequent to the filing of the December 31, 2016 Form 10Q, the Company determined that there was an error in the calculations for a convertible note issued during the quarter, as well as the calculation for gain (loss) on disposal and dissolution of subsidiaries.

As a result of this error, the Company has restated its unaudited Consolidated Statement of Financial Statements for the six months ended December 31, 2016. The following table summarizes the restatement changes made to the Consolidated Balance Sheets, Statements of Operations and Statements of Cash Flows for the six months ended December 31, 2016 previously filed:

Consolidated Balance Sheets

	Originally	Restatement
	Reported	Adjustment	As Restated

Trade and other payables	$46,001	$122	$46,123
Due to related parties	$180,127	$(18,239)	$161,888
Convertible note	$-	$1,373	$1,373
Additional paid-in capital	$-	$330,034	$330,034
Accumulated deficit	$(238,681)	$(313,795)	$(551,971)

Consolidated Statements of Operations

	Originally	Restatement
	Reported	Adjustment	As Restated

Interest expense <six months ended December 31, 2016>	$-	$(1,495)	$(1,495)

Interest expense <three months ended December 31, 2016>	$-	$(1,495)	$(1,495)

Gain from disposal of subsidiaries <six months ended December 31, 2016>	$3,736,958	$(3,704,350)	$32,608

Gain from disposal of subsidiaries <three months ended December 31, 2016>	$3,736,958	$(3,704,350)	$32,608

Consolidated Statements of Cash Flows

	Originally	Restatement
	Reported	Adjustment	As Restated

Net income	$3,481,226	$(3,730,845)	$(249,619)
Gain from disposal of subsidiaries	$(3,736,958)	$(3,704,350)	$(32,608)
Amortization of debt discount	$-	$1,373	$1,373
Trade and other payables	$24,888	$122	$25,010
Non-Cash Investing and Financing Activities
Beneficial conversion feature	$-	$18,239	$18,239

NOTE 5 – ASSETS ACQUISTION AND BUSINESS COMBINATION

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

The Corporation treated the acquisition of HEAL as business combination.

As at October 31, 2016
Consideration given up:	$
Cash:	80,000

Allocation of purchases price:
Cash and cash equivalents	3,754
Inventory	1,869

Liabilities assumed:
Accounts payable	(8,300)
Estimated warranty liabilities	(3,254)
Advances from Energy Alliance	(4,000)
Loan payable	(3,464)
Net assets acquired	(13,395)
Allocated to non-controlling interest	2,678
Intangible assets and goodwill	90,717

MJP INTERNATIONAL LTD.

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – ASSETS ACQUISTION AND BUSINESS COMBINATION (cont’d)

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

_________

*There were no material or nonrecurring adjustments in the supplemental pro forma revenue or results of operations as shown above.

NOTE 6 – GOODWILL AND INTANGIBLE ASSETS

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

NOTE 7 – DISPOSAL OF SUBSIDIARIES

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

As of November 28, 2016, the financial position is below:

MJP Lighting Solution Ltd.
Net Assets	$1,406
Net Liabilities	$(3,969)

Consideration given up:
Reacquisition of stock	(6,500,000)
Fair value of reacquired stock	$(650)

Gain on disposal	$3,213

The Corporation has written off and included in gain on disposal the amount of $4,041 due to uncollectable receivables from above subsidiaries.

NOTE 8 – LOANS PAYABLE

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

NOTE 9 – CONVERTIBLE NOTE

On November 1, 2016, the Company issued a convertible note with a conversion price of $0.005 to extinguish debt of $18,239. The convertible note is unsecured, bears interest at 4% per annum and due and payable on November 1, 2017. The Company recorded a discount on the convertible note due to a beneficial conversion feature of $18,239 and amortized $1,373 for the six months ended December 31, 2016. As of December 31, 2017, the Company had a convertible note of $18,239. During the six months ended December 31, 2016, the Company recognized interest expense of $122.

NOTE 10 – DUE TO RELATED PARTIES

As at December 31, 2016, the Corporation was obligated to shareholders for funds advanced to the Corporation for working capital. The advances are unsecured, non-interest bearing and no payback schedule has been established.

MJP INTERNATIONAL LTD.

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – CAPITAL STOCK

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

NOTE 12 - RISKS AND UNCERTAINTIES

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

Christopher C. Hudson – Chief Operating Officer

Austin Anderson – Chief Brand Officer

Keaghan Caldwell – Chief Creative Officer

Nathanial A. Essex – Chief Process Officer

Klaus Geistert – Chief Diversity Officer

Results of Operations – Six month periods ended December 31, 2016 and 2015

Our results of operations for the six month periods ended December 31, 2016 and 2015 are outlined in the table below:

	Six	Six
	Months	Months
	Ended	Ended
	December 31,	December 31,
	2016	2015
Revenues	$7,373	$1,792
Cost of goods sold	(5,403)	1,434
Operating Expenses	(57,353)	(16,805)
Total other expense	(194,236)	-
Net Loss	$(249,619)	$(16,447)

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

Earnings after Other Income (Expenses)

We recorded net loss for the six month period ended December 31, 2016 in the amount of $249,619 compared to a net loss of $16,447 during the six month period ended December 31, 2015. The net loss for the six month period ended December 31, 2016 is primarily due to the impairment loss on intangible assets and goodwill of $226,007 .

Results of Operations – Three month periods ended December 31, 2016 and 2015

Our results of operations for the three month periods ended December 31, 2016 and 2015 are outlined in the table below:

	Three	Three
	Months	Months
	Ended	Ended
	December 31,	December 31,
	2016	2015
Revenues	$1,941	$1,792
Cost of goods sold	(885)	1,434
Operating Expenses	(52,444)	(7,583)
Total other expenses	(194,236)	-
Net Loss	$(245,624)	$(7,225)

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

Earnings after Other Income (Expenses)

We recorded net loss for the three-month period ended December 31, 2016 in the amount of $246,624 compared to a net loss of $7,225 during the three-month period ended December 31, 2015. The net loss for the three-month period ended December 31, 2016 is primarily due to impairment loss on intangible assets and goodwill.

Liquidity and Capital Resources

	At	At
	December 31,	June 30
	2016	2016
	(unaudited)	(audited)
Current Assets	$16,545	$936
Current Liabilities	$221,293	$151,571
Working Capital (Deficit)	$(204,748)	$(150,635)

As at December 31, 2016, we were obligated to related parties, including our majority shareholders, in an amount totaling $161,888 (June 30, 2016 $130,482) in funds advanced to us for working capital. The advances are unsecured, non-interest bearing and no payback schedule has been established.

At December 31, 2016, our company had a cash balance and total assets of $15,535 compared with a cash balance and total assets of $936 as at June 30, 2016.

As at December 31, 2016, our company had total liabilities of $221,293 compared with $151,571 as at June 30, 2016. The increase of $69,722 was attributed to an increase in loans payable of $9,057, an increase to related party advances of $31,406, an increase to trade and other payables of $25,034, and the addition of estimated warranty liabilities of $2,852.

As at December 31, 2016, our company had a working capital deficit of $204,748, compared with a working capital deficit of $150,635 as at June 30, 2016.

	Six months	Six months
	Ended	Ended
	December 31,	December 31,
	2016	2015
Net Cash Provided by Operating Activities	$30,250	$118
Net Cash Provided Used in Financing Activities	$(15,240)	$-
Effect of Exchange Rate Changes on Cash	$(411)	$(66)
Net Increase In Cash During The Period	$14,599	$52

Cash Flow from Operating Activities

During the six months ended December 31, 2016, our company received $30,250 of cash from operating activities compared with $118 provided during the same period in 2015. The increase in cash provided in operating activities was primarily due to advances received from related parties to retire expenses in the normal course.

Cash Flow from Financing Activities

During the six months ended December 31, 2016, our company used $15,240 in for financing activities. We did not engage in any financing activities during the six month period ended December 31, 2015.

Cash Flow from Investing Activities

We have not engaged in any investing activities.

Going Concern

As of December 31, 2016, we have total stockholders deficiency of $204,748 and have a working capital deficit. We have commenced limited operations, raising substantial doubt about our ability to continue as a going concern. We will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance that we will be successful in accomplishing our objectives.

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

___________

* **	Filed herewith. To be filed by Amendment

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MJP INTERNATIONAL LTD.
(Registrant)

Dated: June 27, 2018	By:	/s/ Liao Zu Guo
Liao Zu Guo
President, Chief Executive Officer and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)

