Form 10-Q/A
period 2017-03-31
Bionovate Technologies Corp.
filed 2018-06-27
CIK 1575420

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

 Explanatory Note

As used in this Amendment No. 1 on Form 10-Q for the quarter ended March 31, 2017 (the "Form 10-Q/A"), the terms "Company", "our", "us" or "we" refer to Bionovate Technologies Corp., formerly MJP International Ltd.

This Form 10-Q/A amends the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (the "Original Report") , as originally filed with the Securities and Exchange Commission (the "SEC") on December 4, 2017.  On December 21, 2017, subsequent to the filing of the Original Report, the Company changed its name to Bionovate Technologies Corp.  This Form 10-Q/A has not been updated throughout to reflect the updated name.

This Form 10-Q/A is being filed to restate the unaudited Consolidated Statement of Financial Statements for the nine months ended March 31, 2017.  Subsequent to the filing of the March 31, 2017 Form 10Q, the Company determined that there was an error in the calculations for a convertible note issued during the period ended March 31, 2017, as well as an error for the calculation for gain (loss) on disposal and dissolution of subsidiaries.

Our principal executive officer and principal financial officer has also provided new certifications as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.  The certifications are included in this Form 10-Q/A as Exhibits 31.1 and 32.1.

For the convenience of the reader, this Form 10-Q/A sets forth the information in the Original Report in its entirety, as such information is modified and superseded where necessary to reflect the restatement and related revisions.  Except as provided above, this Form 10-Q/A does not reflect events occurring after the filing of the Original Report and does not amend or otherwise update any information in the Original Report.  Accordingly, this Form 10-Q/A should be read in conjunction with our filings with the SEC subsequent to the date on which we filed the Original Report with the SEC.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited condensed interim consolidated financial statements for the three and nine months ended March 31, 2017 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

MJP International Ltd.

CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	June 30,
	2017	2016
	(Restated)
ASSETS
Current Assets
Cash	$-	$936
Total Current Assets	-	936

TOTAL ASSETS	$-	$936

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$36,985	$21,089
Due to related parties (Note 8)	147,848	130,482
Convertible notes payable (Note 7)	31,103	-
Total Current Liabilities	215,936	151,571

TOTAL LIABILITIES	215,936	151,571

Stockholders' Deficit
Preferred stock: 90,000,000 authorized; $0.0001 par value - no shares issued and outstanding	-	-
Common stock: 100,000,000 authorized; $0.0001 par value
12,970,000 and 16,108,500 shares issued and outstanding, respectively	1,297	1,611
Additional paid in capital	357,675	112,195
Accumulated other comprehensive income	18,286	15,692
Accumulated deficit	(593,194)	(280,133)
Total Deficit	(215,936)	(150,635)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$936

The accompanying notes are an integral part of these condensed interim consolidated financial statements

MJP International Ltd.

CONDENSED INTERIM CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
	(Restated)		(Restated)
Revenues	$-	$1,658	$5,386	$3,450
Cost of goods sold	-	1,452	4,480	2,886
Gross profit	-	206	906	564

Operating Expenses
General and administration	21,502	5,381	31,468	18,999
Professional	8,079	5,228	49,914	8,415
Total operating expenses	29,581	10,609	81,382	27,414

Net loss from operations	(29,581)	(10,403)	(80,476)	(26,850)

Other income (expense)
Interest expense	(33,001)	-	(34,496)	-
Foreign exchange (Note 3)	-	-	658	-
Impairment of intangible assets and goodwill (Note 5)	-	-	(226,007)	-
Gain from disposal of subsidiaries (Note 6)	-	-	32,608	-
Total other expense	(33,001)	-	(227,237)	-

Net loss before taxes	(62,582)	(10,403)	(307,713)	(26,850)

Discontinued operations
Loss from discontinued operation (Note 6)	(4,488)	-	(4,488)	-
Gain from sale of investment (Note 6)	21,359	-	21,359
Gain from Discontinued Operations	16,871	-	16,871	-

Net Income (loss)	(45,711)	(10,403)	(290,842)	(26,850)
Net Income (loss) attributable to the non-controlling interest	-	-	(898)	-
Net Income (loss) attributable to MJP International Ltd.	$(45,711)	$(10,403)	$(289,944)	$(26,850)

Comprehensive Income (loss)	$(45,711)	$(10,403)	$(289,944)	$(26,850)
Foreign currency adjustment	(1,182)	(8,648)	2,594	3,583
Comprehensive Loss	$(46,893)	$(19,051)	$(287,350)	$(23,267)

Basic and dilutive income (loss) per share
Continuing operations	$(0.00)	$(0.00)	$0.02	$(0.00)
Discontinuing operations	$(0.00)	$-	$(0.00)	$-
Net income (loss)	$(0.00)	$(0.00)	$0.02	$(0.00)
Weighted average number of shares outstanding	12,970,000	16,108,500	15,140,712	16,108,500

The accompanying notes are an integral part of these condensed interim consolidated financial statements

MJP International Ltd.

CONDENSED INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

Stated in US Dollars

(Unaudited)

(Restated)

				Accumulated
			Additional	Other		Non-
	Common Stock		Paid in	Comprehensive	Accumulated	controlling
	Shares	Amount	Capital	Income	Deficit	Interest	Total

Balance, June 30, 2015	16,108,500	$1611	$112195	$11,645	$(241,772)	$-	$(116,321)

Foreign currency translation	-	-	-	4,047	-	-	4,047
Net loss	-	-	-		(38,361)	-	(38,361)

Balance, June 30, 2016	16,108,500	1,611	112,195	15,692	(280,133)	-	(150,635)

Share issuance per assets acquisition	4,000,000	400	199,600	-	-	-	200,000
Share repurchase (Note 6)	(6,500,000)	(650)	-	-	-	-	(650)
Share repurchase (Note 9)	(638,500)	(64)	-	-	(23,117)	-	(23,181)
Non-controlling interest	-	-	-	-	-	(2,678)	(2,678)
Deconsolidation (Note 6)	-	-	-	-	-	3,576	3,576
Beneficial conversion feature (Note 7)	-	-	45,880	-	-	-	45,880
Foreign currency translation	-	-	-	2,594	-	-	2,594
Net income	-	-	-	-	(289,944)	(898)	(290,842)

Balance, June 30, 2017	12,970,000	$1,297	$357,675	$18,286	$(593,194)	$-	$(215,936)

The accompanying notes are an integral part of these condensed interim consolidated financial statements

MJP International Ltd.

CONDENSED INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

		Nine Months Ended
		March 31,
	Note	2017	2016
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) from continued operations		$(307,713)	$(26,850)
Loss from discontinued operation		(4,488)	-
Gain from sale of investment		21,359	-
Net income (loss)		(290,842)	(26,850)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of debt discount	7	31,122	-
Impairment of intangible assets and goodwill	5	226,007	-
Gain from disposal of subsidiaries	6	(32,608)	-
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities		8,372	(10,235)
Due to related parties	8	69,361	37,219
Net cash provided by (used in) continuing operating activities		11,412	134
Net cash provided by (used in) discontinuing operating activities		(4,994)	-
Net cash provided by (used in) operating activities		6,418	134

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash from acquisition	4	3,754	-
Disposal of subsidiaries	6	(1,406)	-
Net cash provided by continuing investing activities		2,348	-
Net cash provided by discontinuing investing activities		4,716	-
Net cash provided by investing activities		7,064	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan payable		5,593	-
Common stock repurchases	9	(23,181)	-
Net cash used in financing activities		(17,588)	-

Effect of exchange rate changes on cash		3,170	(20)

Net increase in cash and cash equivalents		(936)	114
Cash and cash equivalents, beginning of period		936	-
Cash and cash equivalents, end of period		$-	$114

Supplemental cash flow information
Cash paid for interest		$-	$-
Cash paid for taxes		$-	$-

Non-cash transactions:
4,000,000 shares issued due to assets acquisition	4	$200,000	$-
6,500,000 shares cancelled due to disposal of subsidy	6	$650	$-
Net assets acquired from Energy Alliance	4	$84,000	$-
Net liabilities acquired from Energy Alliance	4	$(19,290)	$-
Net assets acquired from HEAL	4	$4,498	$-
Net liabilities acquired from HEAL	4	$(15,215)	$-
Convertible note exchanged for due to related parties	7	$27,670	$-
Beneficial conversion feature	7	$45,880	$-

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

Our executive offices are located at 3006 E. Goldstone Drive, Suite 218, Meridian, ID 83642. Our telephone number is (208) 231 – 1606.

Going Concern

These condensed interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Corporation and its subsidiaries will be able to meet its obligations and continue its operations for the next fiscal year. Realizable values may be substantially different from carrying values as shown and these condensed interim consolidated financial statements, which do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Corporation be unable to continue as a going concern. At March 31, 2017, the Corporation had not yet achieved profitable operations and has an accumulated loss of $593,194 since inception. The Corporation expects to incur further losses, all of which casts substantial doubt about the Corporation’s ability to continue as a going concern. The Corporation’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management anticipates that additional funding will be in the form of equity financing from the sale of common stock. Management may also seek to obtain short-term loans from the directors of the Corporation. There are no current arrangements in place for equity funding or short-term loans.

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

NOTE 4 – RESTATEMENT

Subsequent to the filing of the March 31, 2017 Form 10Q, the Company determined that there was an error in the calculations for a convertible note issued during the quarter, as well as the calculation for gain (loss) on disposal and dissolution of subsidiaries.

As a result of this error, the Company has restated its unaudited Consolidated Statement of Financial Statements for the nine months ended March 31, 2017. The following table summarizes the restatement changes made to the Consolidated Balance Sheets, Statements of Operations and Statements of Cash Flows for the six months ended March 31, 2017 previously filed:

Consolidated Balance Sheets	Originally	Restatement
	Reported	Adjustment	As Restated

Accounts payable and accrued liabilities	$36,683	$302	$36,985
Due to related parties	$166,087	$(18,239)	$147,848
Convertible note	$27,670	$3,433	$31,103
Additional paid-in capital	$27,641	$330,034	$357,675
Accumulated deficit	$(277,664)	$(315,530)	$(593,194)

Consolidated Statements of Operations	Originally	Restatement
	Reported	Adjustment	As Restated

Interest expense <nine months ended March 31, 2017>	$(30,761)	$(3,735)	$(34,496)

Interest expense <three months ended March 31, 2017>	$(30,761)	$(2,240)	$(33,001)

Gain from disposal of subsidiaries <nine months ended March 31, 2017>	$3,736,958	$(3,704,350)	$32,608

Gain from disposal of subsidiaries <three months ended March 31, 2017>	$-	$-	$-

Consolidated Statements of Cash Flows	Originally	Restatement
	Reported	Adjustment	As Restated

Net income	$3,417,243	$(3,708,085)	$(290,842)
Gain from disposal of subsidiaries	$(3,736,958)	$3,704,350	$(32,608)
Amortization of debt discount	$27,689	$3,433	$31,122
Accounts payable and accrued liabilities	$8,070	$302	$8,372

Non-Cash Investing and Financing Activities
Beneficial conversion feature	$27,641	$18,239	$45,880

NOTE 5 – ASSETS ACQUISITION AND BUSINESS COMBINATION

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

NOTE 7 – DISPOSAL OF SUBSIDIARIES

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

As of November 28, 2016, the financial position is below:

MJP Lighting Solution Ltd.
Net Assets	$1,406
Net Liabilities	$(3,969)

Consideration given up:
Share price on November 28, 2016	$0.57
Fair value of reacquired stock	$650)

Gain on disposal	$3,213

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

NOTE 8 – CONVERTIBLE NOTE

On November 1, 2016, the Company issued a convertible note with a conversion price of $0.005 to extinguish debt of $18,239. The convertible note is unsecured, bears interest at 4% per annum and due and payable on November 1, 2017. The Company recorded a discount on the convertible note due to a beneficial conversion feature of $18,239 and amortized $3,433 for the nine months ended March 31, 2017. As of March 31, 2017, the Company had a convertible note of $18,239. During the nine months ended March 31, 2017, the Company recognized interest expense of $302.

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

NOTE 9 – DUE TO RELATED PARTIES

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

On January 1, 2017, the Corporation issued convertible notes to repay the amount owed to related parties in the aggregate amount of $27,641 (Note 7). The advances are unsecured, non-interest bearing and no payback schedule has been established.

During the nine months ended March 31, 2017, the Company repaid $27,670 by convertible note (Note 7). As of March 31, 2017, and June 30, 2016, the Corporation owed related parties $147,848 and $130,482, respectively.

NOTE 10 – CAPITAL STOCK

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

NOTE 11 - RISKS AND UNCERTAINTIES

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

Results of Operations

Our operations for the three and nine months ended March 31, 2017 and 2016 are outlined below:

Results of Operations – Nine month periods ended March 31, 2017 and 2016

Our results of operations for the nine month periods ended March 31, 2017 and 2016 are outlined in the table below:

	Nine Months Ended
	March 31,
	2017	2016
Revenues	$5,386	$3,450
Cost of goods sold	(4,480)	(2,886)
Operating Expenses	(81,382)	(27,414)
Total other expense	(227,237)	-
Gain from Discontinued Operations	16,871	-
Net Loss	$(289,944)	$(26,850)

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

We recorded net loss for the nine month period ended March 31, 2017 in the amount of $307,713 compared to a net loss of $26,850 during the nine month period ended March 31, 2016. The net loss for the nine month period ended March 31, 2017 is primarily due to operating loss of $80,476 and impairment loss of intangible assets of $226,007.

Results of Operations – Three month periods ended March 31, 2017 and 2016

Our results of operations for the three month periods ended March 31, 2017 and 2016 are outlined in the table below:

	Three Months Ended
	March 31,
	2017	2016
Revenues	$-	$1,658
Cost of goods sold	-	(1,452)
Operating Expenses	(29,581)	(10,609)
Total other expenses	(34,496)	-
Gain from Discontinued Operations	16,871	-
Net Loss	$(45,711)	$(10,403)

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

Earnings after Other Income (Expenses)

We recorded net loss for the three-month period ended March 31, 2017 in the amount of $45,711 compared to a net loss of $10,403 during the three-month period ended March 31, 2016.

Liquidity and Capital Resources

	March 31,	June 30,
	2017	2016
Current Assets	$-	$936
Current Liabilities	$215,936	$151,571
Working Capital (Deficit)	$(215,936)	$(150,635)

As at March 31, 2017, we were obligated to related parties, including our majority shareholders, in an amount totaling $147,848 (June 30, 2016 $130,482) in funds advanced to us for working capital. The advances are unsecured, non-interest bearing and no payback schedule has been established.

At March 31, 2017, our company had a cash balance and total assets of $0 compared with a cash balance and total assets of $936 as at June 30, 2016.

As at March 31, 2017, our company had total liabilities of $215,936 compared with $151,571 as at June 30, 2016. The increase of $64,365 was attributed to an increase in convertible notes payable of $31,103, an increase to related party advances of $17,366, and an increase to trade and other payables of $15,896.

As at March 31, 2017, our company had a working capital deficit of $215,936, compared with a working capital deficit of $150,635 as at June 30, 2016.

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

MJP INTERNATIONAL LTD.
(Registrant)

Dated: June 27, 2018	/s/ Liao Zu Guo
Liao Zu Guo
Chief Executive Officer, Chief Financial Officer, Chief Operating Officer and Director
(Principal Executive Officer, Principal Financial Officer an Principal Accounting Officer)

