Form 10-Q/A
period 2017-03-31
Bionovate Technologies Corp.
filed 2018-06-28
CIK 1575420

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A
Amendment No. 2

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

 Explanatory Note

As used in this Amendment No. 2 on Form 10-Q for the quarter ended March 31, 2017 (the "Form 10-Q/A"), the terms "Company", "our", "us" or "we" refer to Bionovate Technologies Corp., formerly MJP International Ltd.

This Form 10-Q/A is being submitted solely to file Exhibits 101 to the Form 10-Q/A Amendment No. 1 filed on June 27, 2018 in accordance with Rule 405 of Regulation S–T. On December 21, 2017, subsequent to the filing of the Original Report, the Company changed its name to Bionovate Technologies Corp.  This Form 10-Q/A has not been updated throughout to reflect the updated name.

Our principal executive officer and principal financial officer has also provided new certifications as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.  The certifications are included in this Form 10-Q/A as Exhibits 31.1 and 32.1.

For the convenience of the reader, this Form 10-Q/A sets forth the information in the Original Report as well as Amendment No. 1 in its entirety, as such information is modified and superseded where necessary to reflect the restatement and related revisions.  Except as provided above, this Form 10-Q/A does not reflect events occurring after the filing of the Original Report and does not amend or otherwise update any information in the Original Report.  Accordingly, this Form 10-Q/A should be read in conjunction with our filings with the SEC subsequent to the date on which we filed the Original Report with the SEC.

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

