Form 10-K
period 2017-06-30
Bionovate Technologies Corp.
filed 2018-06-28
CIK 1575420

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2017

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [     ] to [      ]

Commission file number 333-188152

BIONOVATE TECHNOLOGIES CORP.
(Exact name of registrant as specified in its charter)

Nevada	33-1229553
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3651 Lindell Road, Suite D1141, Las Vegas, NV	89103
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 773-236-8132

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

N/A
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of Common Stock held by non-affiliates of the Registrant on December 31, 2016, was $14,556,075 based on a $4.21 average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

15,579,749 common shares as of May 31, 2018.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Item 1. Business

Forward Looking Statements

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our consolidated financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this current report and unless otherwise indicated, the terms “we”, “us” and “our” mean Bionovate Technologies Corp., unless otherwise indicated.

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

On October 28, 2016, we entered into a share exchange agreement with Liao Zu Guo, a director of our company, whereby on the same date we issued 80,000 shares of our common stock in exchange for 100% of the issued and outstanding equity interests of Energy Alliance.

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

On December 1, 2017, a majority of our stockholders and our board of directors approved a change of name of our company to “Bionovate Technologies Corp.” and a reverse stock split of our issued and outstanding shares of common stock on a fifty (50) old for one (1) new basis.

A Certificate of Amendment was filed with the Nevada Secretary of State on December 11, 2017 with an effective date of December 21, 2017.

The name change and reverse split will become effective with the OTC Markets at the opening of trading on December 21, 2017 under the symbol “MJPID”. The "D" will be placed on our ticker symbol for 20 business days. Our new CUSIP number is 09074V103.

We do not have any subsidiaries.

We have not been subject to any bankruptcy, receivership or similar proceeding.

Our Current Business

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

Any new acquisition or business opportunities that we may acquire will require additional financing. There can be no assurance, however, that we will be able to acquire the financing necessary to enable us to pursue our plan of operation. If our company requires additional financing and we are unable to acquire such funds, our business may fail.

Management of our company believes that there are benefits to being a reporting company with a class of securities quoted on the OTCQB, such as: (i) the ability to use registered securities to acquire assets or businesses; (ii) increased visibility in the financial community; (iii) the facilitation of borrowing from financial institutions; (iv) potentially improved trading efficiency; (v) potential stockholder liquidity; (vi) potentially greater ease in raising capital subsequent to an acquisition; (vii) potential compensation of key employees through stock awards or options; (viii) potentially enhanced corporate image; and (ix) a presence in the United States’ capital market.

We may seek a business opportunity with entities that have recently commenced operations, or entities who wish to utilize the public marketplace in order to raise additional capital in order to expand business development activities, to develop a new product or service, or for other corporate purposes. We may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

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

As of the date hereof, we have not entered into any formal written agreements for a business combination or opportunity. When any such agreement is reached, we intend to disclose such an agreement by filing a current report on Form 8-K.

We anticipate that the selection of a business opportunity in which to participate will be complex and without certainty of success. Business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Business opportunities that we believe are in the best interests of our company may be scarce, or we may be unable to obtain the ones that we want. We can provide no assurance that we will be able to locate compatible business opportunities.

Currently, we do not have a source of revenue. We are not able to fund our cash requirements through our current operations. We have been reliant on loans by affiliated and non-affiliated parties to provide financial contributions and services to keep our company operating. Further, we believe that our company may have difficulties raising capital from other sources until we locate a prospective merger candidate through which we can pursue our plan of operation. If we are unable to secure adequate capital to continue our acquisition efforts, our shareholders may lose some or all of their investment and our business may fail. We currently have no written or oral agreement from our majority shareholder to continue to provide financial contributions.

Employees

We have no employees. Our officers and directors furnish their time to the development of our company at no cost.

WHERE YOU CAN FIND MORE INFORMATION

You are advised to read this Form 10-K in conjunction with other reports and documents that we file from time to time with the SEC. In particular, please read our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K that we file from time to time. You may obtain copies of these reports directly from us or from the SEC at the SEC’s Public Reference Room at 100 F. Street, N.E. Washington, D.C. 20549, and you may obtain information about obtaining access to the Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains information for electronic filers at its website http://www.sec.gov.

Item 1A. Risk Factors

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 1B. Unresolved Staff Comments

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2. Properties

Our address principal executive office is located at 3651 Lindell Road, Suite D1141, Las Vegas, Nevada 89103.

Item 3. Legal Proceedings

From time to time, we may become involved in litigation relating to claims arising out of our operations in the normal course of business. We are not involved in any pending legal proceeding or litigation and, to the best of our knowledge, no governmental authority is contemplating any proceeding to which we are a party and which would reasonably be likely to have a material adverse effect on our company. To date, our company has never been involved in litigation, as either a party or a witness, nor has our company been involved in any legal proceedings commenced by any regulatory agency against our company.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted on the Pink Sheets of the OTC Markets, under the symbol "BIIO".

The high and low bid prices for our common stock as quoted on the Pink Open Market, for the periods indicated are as follows:

	High		Low
Year 2017:
Fourth Quarter Ended June 30, 2017		$17.95		$1.85
Third Quarter Ended March 31, 2017		$407.50		$12.50
Second Quarter Ended December 31, 2016		$241.50		$9.50
First Quarter Ended September 30, 2016	$	N/A	$	N/A

Year 2016:
Fourth Quarter Ended June 30, 2016		$0.05		$0.05
Third Quarter Ended March 31, 2016		$0.05		$0.05
Second Quarter Ended December 31, 2015		$0.05		$0.05
First Quarter Ended September 30, 2015		$0.05		$0.05

Our shares are issued in registered form. VStock Transfer, 18 Lafayette PL, Woodmere NY 11598 (Telephone: (212) 828-8436; Facsimile: (646) 536-3179), is the registrar and transfer agent for our common shares.

On May 31, 2018, our company had 6 registered shareholders with 15,579,749 shares of common stock outstanding.

Dividend Policy

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our board of directors.

Equity Compensation Plan Information

We do not have any equity compensation plans.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

On April 12, 2017, the Company issued 20,000 shares of its common stock for conversion of debt of $5,000.

On June 1, 2017, the Company issued 20,000 shares of its common stock for conversion of debt of $5,000.

Other than the above we did not sell any equity securities which were not registered under the Securities Act during the year ended June 30, 2017 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended June 30, 2017.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

During the year ended June 30, 2017, the Company purchased back 12,000 shares at $1.712 (C$2.50) per share and 770 shares at $3.42 (C$5.00).

On November 28, 2016, Chris Tong Tang and Zhao Hui Ma returned the 130,000 shares to the Company’s treasury for cancellation.

Item 6. Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements, including the notes thereto, appearing elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this Annual Report. Our audited consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Results of Operations - Years Ended June 30, 2017 and 2016

The following summary of our results of operations should be read in conjunction with our consolidated financial statements for the years ended June 30, 2017 and 2016, which are included herein.

Our operating results for the year ended June 30, 2017 and 2016, and the changes between those periods for the respective items are summarized as follows:

	Year Ended
	June 30,
	2017	2016
Revenues	$5,386	$6,118
Cost of goods sold	(4,480)	(5,110)
Operating Expenses	(88,640)	(39,369)
Total other income	(253,348)	-
Gain from Discontinued Operations	16,871	-
Net Loss	$(324,211)	$(38,361)

We recognized limited revenues during the year ended June 30, 2017.

Net loss was $324,211 for year ended June 30, 2017 and $38,361 for the year ended June 30, 2016. The increase in net loss was primarily due to impairment loss on intangible assets and goodwill, interest expense and an increase in operating expenses.

Operating expenses for the year ended June 30, 2017 and June 30, 2016 were $88,640 and $39,369 respectively. Operating expenses during 2017 and 2016 were primarily attributed to general and administration expenses of $33,354 and $19,157 and professional fees of $55,286 and $20,212, respectively. The increase in professional fees is primarily due to an acquisition and disposal of subsidiaries.

Liquidity and Capital

	June 30,	June 30,
	2017	2016
Current Assets	$-	$936
Current Liabilities	$229,148	$151,571
Working Capital (Deficit)	$(229,148)	$(150,635)

	Year Ended
	June 30,
	2017	2016
Net Cash Provided by Operating Activities	$10,604	$429
Net Cash Provided by investing Activities	$7,064	$-
Net Cash Provided Used in Financing Activities	$(17,588)	$-
Effect of Exchange Rate Changes on Cash	$(1,016)	$(110)
Net Increase (Decrease) In Cash During The Period	$(936)	$319

As of June 30, 2017, we had a working capital deficit of $229,148 compared to a working capital deficit of $150,635 as of June 30, 2016. As of June 30, 2017, we had current assets of $0 (2016 – $936) and current liabilities of $229,148 (2016 – $151,571).

Cash Flows from Operating Activities

For the year ended June 30, 2017, net cash flows provided by operating activities was $10,604 consisting of a net loss of $324,211 and was offset by non-cash gain and loss of $256,519 and changes in operation assets and liabilities of $83,290 and increased net cash used in discontinued operation activities of $4,994. For the year ended June 30, 2016, net cash flows provided by operating activities was $429 consisting of net loss of $38,361 and increased non-cash gain of $12,526 and offset by changes in assets and liabilities of $51,316.

Cash Flows Used in Investing Activities

For the years ended June 30, 2017 and 2016, we received $7,064 and $Nil of cash in investing activities, respectively. For the years ended June 30, 2017, we received $3,754 from acquisition of subsidiaries and used $1,406 from disposal of subsidiaries and received $4,716 from discontinued investing activities.

Cash Flows from Financing Activities

For the year ended June 30, 2017, and the June 30, 2016, we used $17,588 and $Nil from financing activities, respectively. For the year ended June 30, 2017, we received $5,593 from loan payable and used $23,181 for common stock repurchases.

Liquidity and Capital Resources

Our cash balance at June 30, 2017 was $0, with $229,148 in outstanding current liabilities, consisting of accounts payable and accrued liabilities of $38,744, due to related parties of $147,185 and convertible notes payable of $43,219. We estimate total expenditures over the next 12 months are expected to be approximately $80,000.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Critical Accounting Policies

The preparation of financial statements in accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. A change in managements’ estimates or assumptions could have a material impact on our financial condition and results of operations during the period in which such changes occurred. Actual results could differ from those estimates. Our financial statements reflect all adjustments that management believes are necessary for the fair presentation of their financial condition and results of operations for the periods presented.

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued. Our management believes that these recent pronouncements will not have a material effect on our company’s financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Bionovate Technologies Corp

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Bionovate Technologies Corp (the “Company”) as of June 30, 2017, the related statement of operations, stockholders’ equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2017, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company’s auditor since 2018

Lakewood, CO

June 27, 2018

Report of Independent Registered Public Accounting Firm

To the Board of Directors and the Stockholders of Bionovate Technologies Corp. (formerly MJP International Ltd.)

We have audited the accompanying consolidated balance sheet of Bionovate Technologies Corp. (formerly MJP International Ltd.) and its subsidiaries (the “Corporation”) as of June 30, 2016 and the related consolidated statements of operations, stockholders’ deficiency and cash flows for the year ended June 30, 2016. Bionovate Technologies Corp. (formerly MJP International Ltd.’s) management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Corporation is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion of the effectiveness of the Corporation’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bionovate Technologies Corp. (formerly MJP International Ltd.) and its subsidiaries as of June 30, 2016, and the results of their operations and their cash flows for the year ended June 30, 2016, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Corporation has accumulated losses of $280,133 since its inception. These conditions raise substantial doubt about the Corporation’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Calgary, Alberta September 16, 2016	Chartered Professional Accountants

Suite 1500, 640 – 5th Ave. S.W., Calgary, Alberta T2P 3G4 Tel: (403) 263-3385 Fax: (403) 269-8450

Bionovate Technologies Corp

(Formerly MJP International Ltd.)

CONSOLIDATED BALANCE SHEETS

	June 30,	June 30,
	2017	2016

ASSETS
Current Assets
Cash	$-	$936
Total Current Assets	-	936

TOTAL ASSETS	$-	$936

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$38,744	$21,089
Due to related parties	147,185	130,482
Convertible notes payable	43,219	-
Total Current Liabilities	229,148	151,571

TOTAL LIABILITIES	229,148	151,571

Stockholders' Deficit
Preferred stock: 90,000,000 authorized; $0.0001 par value - no shares issued and outstanding	-	-
Common stock: 100,000,000 authorized; $0.0001 par value 299,400 and 322,170 shares issued and outstanding, respectively	30	32
Additional paid in capital	383,372	113,774
Accumulated other comprehensive income	14,013	15,692
Accumulated deficit	(626,563)	(280,133)
Total Deficit	(229,148)	(150,635)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$936

The accompanying notes are an integral part of these consolidated financial statements

Bionovate Technologies Corp

(Formerly MJP International Ltd.)

CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended
	June 30,
	2017	2016

Revenues	$5,386	$6,118
Cost of goods sold	4,480	5,110
Gross profit	906	1,008

Operating Expenses
General and administration	33,354	19,157
Professional	55,286	20,212
Total operating expenses	88,640	39,369

Net loss from operations	(87,734)	(38,361)

Other income (expense)
Interest expense	(60,607)	-
Foreign exchange	658	-
Impairment of intangible assets and goodwill	(226,007)	-
Gain from disposal of subsidiaries	32,608	-
Total other expense	(253,348)	-

Net loss before taxes	(341,082)	(38,361)

Discontinued operations
Loss from discontinued operation	(4,488)	-
Gain from sale of investment	21,359
Gain from discontinued operations	16,871	-

Net loss	(324,211)	(38,361)
Net loss attributable to the non-controlling interest	(898)	-
Net loss attributable to MJP International Ltd.	$(323,313)	$(38,361)

Comprehensive loss	$(323,313)	$(38,361)
Foreign currency adjustment	(1,679)	4,047
Comprehensive loss	$(324,992)	$(34,314)

Basic and dilutive income (loss) per share
Continuing operations	$(1.14)	$(0.12)
Discontinuing operations	$0.06	$-
Net loss	$(1.08)	$(0.12)
Weighted average number of shares outstanding	298,018	322,170

The accompanying notes are an integral part of these consolidated financial statements

Bionovate Technologies Corp

(Formerly MJP International Ltd.)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY

				Accumulated
			Additional	Other
	Common Stock		Paid in	Comprehensive	Accumulated	Non-controlling
	Shares	Amount	Capital	Income	Deficit	Interest	Total

Balance, June 30, 2015	322,170	$32	$113,774	$11,645	$(241,772)	$-	$(116,321)

Foreign currency translation	-	-	-	4,047	-	-	4,047
Net loss	-	-	-		(38,361)	-	(38,361)

Balance, June 30, 2016	322,170	32	113,774	15,692	(280,133)	-	(150,635)

Share issuance per assets acquisition	80,000	8	199,992	-	-	-	200,000
Share repurchase	(130,000)	(13)	(637)	-	-	-	(650)
Share repurchase	(12,770)	(1)	(63)	-	(23,117)	-	(23,181)
Common stock issued from conversion of debt	40,000	4	9,996	-	-	-	10,000
Debt forgiveness	-	-	4,461	-	-	-	4,461
Non-controlling interest	-	-	-	-	-	(2,678)	(2,678)
Deconsolidation	-	-	-	-	-	3,576	3,576
Beneficial conversion feature	-	-	55,849	-	-	-	55,849
Foreign currency translation	-	-	-	(1,679)	-	-	(1,679)
Net loss	-	-	-	-	(323,313)	(898)	(324,211)

Balance, June 30, 2017	299,400	$30	$383,372	$14,013	$(626,563)	$-	$(229,148)

The accompanying notes are an integral part of these consolidated financial statements

Bionovate Technologies Corp

(Formerly MJP International Ltd.)

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended
	June 30,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continued operations	$(341,082)	$(38,361)
Loss from discontinued operation	(4,488)	-
Gain from sale of investment	21,359	-
Net loss	(324,211)	(38,361)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Expenses paid by convertible notes	9,969	-
Foreign currency adjustment	-	(12,526)
Amortization of debt discount	53,151	-
Impairment of intangible assets and goodwill	226,007	-
Gain from disposal of subsidiaries	(32,608)	-
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	10,131	425
Due to related parties	73,159	50,891
Net cash provided by continuing operating activities	15,598	429
Net cash used in discontinuing operating activities	(4,994)	-
Net cash provided by operating activities	10,604	429

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash from acquisition	3,754	-
Disposal of subsidiaries	(1,406)	-
Net cash provided by continuing investing activities	2,348	-
Net cash provided by discontinuing investing activities	4,716	-
Net cash provided by investing activities	7,064	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan payable	5,593	-
Common stock repurchases	(23,181)	-
Net cash used in financing activities	(17,588)	-

Effect of exchange rate changes on cash	(1,016)	(110)

Net increase (decrease) in cash and cash equivalents	(936)	319
Cash and cash equivalents, beginning of period	936	617
Cash and cash equivalents, end of period	$-	$936

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-cash transactions:
80,000 shares issued due to assets acquisition	$200,000	$-
130,000 shares cancelled due to disposal of subsidy	$650	$-
Net assets acquired from Energy Alliance	$84,000	$-
Net liabilities acquired from Energy Alliance	$(19,290)	$-
Net assets acquired from HEAL	$4,498	$-
Net liabilities acquired from HEAL	$(15,215)	$-
Convertible note exchanged for due to related parties	$27,641	$-
Beneficial conversion feature	$55,849	$-
Issuance of common stock for conversion of debt	$10,000	$-
Debt forgiveness	$4,461	$-

The accompanying notes are an integral part of these consolidated financial statements

Bionovate Technologies Corp

(Formerly MJP International Ltd.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE AND CONTINUANCE OF OPERATIONS

Bionovate Technologies Corp. (the “Company”, or the “Corporation”) was incorporated in the state of Nevada, United States on October 24, 2012 under the name MJP International Ltd. On December 1, 2017, the Company’s corporate name was changed to Bionocate Technologies Corp.

The Corporation was formed and organized to capitalize on new opportunities found in the North American market for light-emitting diode (“LED”) lighting. With China as the manufacturing backbone of future LED products, the Corporation has set up an office in Guangzhou, China in search of high quality products offered by reputable manufacturers to be introduced to Canada, the United States, and abroad. The Corporation has set out further details of the acquisition below as well as in Notes 3 and 4 to these consolidated financial statements.

On February 5, 2016, Energy Alliance Labs Inc. (“Energy Alliance”), incorporated on February 5, 2016, entered into an agreement to acquire 80% of the issued and outstanding equity interests of Human Energy Alliance Laboratories Corp., an Idaho corporation (“HEAL”) from certain shareholders of HEAL for $80,000. The cash for the acquisition of shares was transferred to the shareholders on November 1, 2016 and that is when the acquisition closed. Subsequent to the transfer of cash, the previous shareholders of the Company owned 80% of the issued and outstanding shares of HEAL.

On October 28, 2016, the Company entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with Liao Zu Guo, an individual residing in China, whereby the Company issued 80,000 shares of its common stock in exchange for 100% of the issued and outstanding equity interests of Energy Alliance. Subsequent to the execution of the Share Exchange Agreement, Liao Zu Gao became a member of the Board of Directors of the Company.

On January 1, 2017, the Company entered into transfer agreement with Liao Zu Guo, whereby the Company transferred 100% of issued and outstanding equity interests of Energy Alliance for $20,000 for past services provided by Executive to the Company and agreed to assume the debt of Energy Alliance owed to the Liao Zu Guo in the aggregate amount of $28,239.

On December 1, 2017, a majority of stockholders and the board of directors approved a reverse stock split of the issued and outstanding shares of common stock on a fifty (50) old for one (1) new basis. A Certificate of Amendment was filed with the Nevada Secretary of State on December 11, 2017 with an effective date of December 21, 2017. All share and per share information in these financial statements retroactively reflect this stock distribution.

Our executive offices are located at 3006 E. Goldstone Drive, Suite 218, Meridian, ID 83642. Our telephone number is (208) 231 – 1606.

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has an accumulated deficit at June 30, 2017 of $626,563 and at June 30, 2016 of $280,133, is in a net liability position and needs cash to maintain its operations.

These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company’s continued existence is dependent upon management’s ability to develop profitable operations, continued contributions from the Company’s executive officers to finance its operations and the ability to obtain additional funding sources to explore potential strategic relationships and to provide capital and other resources for the further development and marketing of the Company’s products and business.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Corporation’s consolidated financial statements included herein are prepared under the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

Principles of Consolidation

These consolidated financial statements include the Corporation’s wholly owned subsidiaries MJP Lighting Solutions Ltd., MJP Holdings Ltd. and Energy Alliance Lab Inc., and Human Energy Alliance Laboratories Corp., which is 80% owned by Energy Alliance. All subsidiaries were disposed during the year ended June 30, 2017. All inter-company accounts and transactions before the Company disposed of these subsidiaries have been eliminated.

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

Foreign Currency Translation

The Company’s functional and reporting currency is the U.S. dollar. The functional currency of its former subsidiaries MJP Lighting Solutions Ltd. and MJP Holdings Ltd. is Canadian dollars (“C$”). The functional currency of its former subsidiaries Energy Alliance and HEAL is the US Dollar. All transactions initiated in Canadian dollars are translated into U.S. dollars in accordance with ASC 830-30, “Translation of Financial Statements,” as follows:

(i)	Monetary assets and liabilities at the rate of exchange in effect at the balance sheet date.
(ii)	Equity at historical rates.
(iii)	Revenue and expense items at the average rate of exchange prevailing during the period.

Adjustments arising from such translations are deferred until realization and are included as a separate component of stockholders’ equity as a component of comprehensive income or loss. Therefore, translation adjustments are not included in determining net income (loss) but reported as other comprehensive income.

Cash

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

The fair value of financial instruments consisting of cash, trade and other payables, convertible notes payable and due to related parties were estimated to approximate their carrying values based on the short-term maturity of these instruments.

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

Currency Risks

The Corporation incurs expenditures in Canadian dollars. Consequently, some assets and liabilities are exposed to Canadian dollar foreign currency fluctuations. As at June 30, 2017 and 2016, cash, trades and other payables and due to related parties and convertible notes payable were all denominated in US dollars and Canadian dollars.

Impairment of Long-Lived Assets

Impairment losses on long-lived assets are recognized when events or changes in circumstances indicate that the undiscounted cash flows estimated to be generated by such assets are less than their carrying value and, accordingly, all or a portion of such carrying value may not be recoverable. Impairment losses are then measured by comparing the fair value of assets to their carrying amounts. During the year ended June 30, 2017 and 2016, the Company recognized impairment loss of $226,007 and $0, respectively

Revenue Recognition

The Corporation recognizes revenue when persuasive evidence of an arrangement exists, shipment has occurred or services rendered, the price is fixed or determinable and payment is reasonably assured. Customers take ownership at point of sale and bear the costs and risks of delivery.

We sold LED products in Canada primarily to retail clients (end users) or through agents through our disposed subsidiaries. We currently do not have operations, and its management seeks to acquire cash generating businesses.

Cost of Goods Sold

Cost of goods sold includes the following expenses; inventory and various expenses related to sell the products.

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

Recent Accounting Pronouncements

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

In September 2017, the FASB has issued Accounting Standards Update (ASU) No. 2017-13, “Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments.” The amendments in ASU No. 2017-13 amends the early adoption date option for certain companies related to the adoption of ASU No. 2014-09 and ASU No. 2016-02. Both of the below entities may still adopt using the public company adoption guidance in the related ASUs, as amended. The effective date is the same as the effective date and transition requirements for the amendments for ASU 2014-09 and ASU 2016-02.

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

On October 28, 2016, the Corporation entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with Liao Zu Guo, an individual residing in China, where the Corporation issued 80,000 shares of its common stock in exchange for 100% of the issued and outstanding equity interests of Energy Alliance.

Subsequent to the execution of the Share Exchange Agreement, Liao Zu Gao became a member of the Board of Directors of the Company.

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

The acquisition of Energy Alliance was accounted for as follows:

Consideration given up:
Share issued:	80,000
Market price of the Company’s shares on October 28, 2016	$2.50
Fair value of equity instrument issued	$200,000

Assets acquired/liabilities assumed:
Total assets	$84,000
Total liabilities	$(19,290)
Recognized intangible assets	$135,290
Total	$200,000

The Corporation recognized an intangible asset with an indefinite useful life of $135,290 representing the value of the unexecuted purchase agreement that Energy Alliance holds in HEAL at the time of acquisition by the Company.

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

The amount of HEAL’s revenue and net loss from operations included in the Corporation’s condensed consolidated interim statements of operations and comprehensive loss for the year ended June 30, 2017 are as follows:

Year ended
June 30,
2017
Revenue	$1,941

Net loss	$(11,779)

NOTE 5 – GOODWILL AND INTANGIBLE ASSETS

Intangible assets from the acquisition of Energy Alliance

The Corporation recognized an intangible asset with an indefinite useful life of $135,290 representing the value of the unexecuted purchase agreement that Energy Alliance holds in HEAL at the time of acquisition by the Company.

Consideration given up:
Share issued:	80,000
Market price of the Company’s shares on October 28, 2016	$2.50
Fair value of equity instrument issued	$200,000

Assets acquired/liabilities assumed:
Total assets	$84,000
Total liabilities	$(19,290)
Recognized intangible assets	$135,290
Total	$200,000

Intangible assets and good from the acquisition of HEAL

The Corporation recognized goodwill of HEAL of $90,717

Consideration given up:	October 28, 2016 $
Cash:	80,000

Allocation of purchases price:
Cash and cash equivalents	3,754
Inventory	1,869

Liabilities assumed:
Accounts payable	(8,300)
Estimated warranty liabilities	(3,254)
Advances from Energy Alliance	(4,000)
Loan payable	(3,464)
Net assets acquired	(13,395)
Allocated to non-controlling interest	2,678
Intangible assets and goodwill	90,717

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

NOTE 6 – DISPOSAL OF SUBSIDIARIES

The Company disposed of the below subsidiaries in order to focus its efforts on other opportunities. No opportunities have been identified as of June 30, 2017.

On October 4, 2016, the Corporation filed a Certification of Dissolution of MJP Holdings Ltd. Upon the dissolution MJP Holdings Ltd, the Corporation recorded gain on disposal of $33,436(C$44,007).

On November 28, 2016, the Corporation signed a share exchange agreement between the Corporation, MJP Lighting Solution Ltd., and Chris Tong Tang and Zhao Hui Ma whereby all parties agreed to exchange 100% of the issued and outstanding securities of MJP Lighting Solutions Ltd., belonging to the Company, for the return the 130,000 shares, belonging to Chris Tong Tang and Zhao Hui Ma, to the Company’s treasury for cancellation.

As of November 28, 2016, the financial position is below:

MJP Lighting Solution Ltd.
Net Assets	$1,406
Net Liabilities	$(3,969)

Consideration given up:
Reacquisition of stock	(130,000)
Fair value of reacquired stock	$(650)

Gain on disposal	$3,213

The Corporation has written off and included in gain on disposal the amount of $4,041 due to uncollectable receivables from above subsidiaries.

Cumulative translation adjustment brought into net income upon disposal ($658).

On January 1, 2017, the Company entered into transfer agreement with Liao Zu Guo, whereby the Company transferred 100% of issued and outstanding equity interests of Energy Alliance for consideration of $20,000 and assumption of debt of $28,239 for past services provided by Executive to the Company.

During the year ended June 30, 2017, the Company recorded a gain on the sale of $21,359. The Company has no continuing involvement in the operations of Energy Alliance and its subsidiary HEAL, however Liao Zu Guo continues to hold a position on the board of directors. The sale of Energy Alliance qualified as a discontinued operation of the Company and accordingly, the Company has excluded results of Energy Alliance operations from its Statements of Operations and Comprehensive Income (Loss) to present this business in discontinued operations.

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

January 1,
2017
Cash	$15,284
Inventory	1,010
Accounts payable	(6,771)
Credit card	(2,549)
Due to related party	(28,239)
Loan payable	(9,057)
Estimated warranty liabilities	(2,852)
Net liabilities	(33,174)
Non-controlling interest	3,576
Assumption of due to related party	(28,239)
Consideration for past services provided by Executive to the company	20,000
Gain on sale of Energy Alliance	$21,359

NOTE 7 – CONVERTIBLE NOTE

On November 1, 2016, the Company issued a convertible note with a conversion price of $0.005 to extinguish debt of $18,239. The convertible note is unsecured, bears interest at 4% per annum and due and payable on November 1, 2017. The Company recorded a discount on the convertible note due to a beneficial conversion feature of $18,239 and amortized $15,493 for the year ended June 30, 2017. During the year ended June 30, 2017, the convertible note of $10,000 was converted into 40,000 shares of common stock. As of June 30, 2017, the Company had a convertible note of $8,239. During the year ended June 30, 2017, the Company recognized interest expense of $247.

On January 1, 2017, the Company issued a convertible note with a conversion price of $0.005 to extinguish amounts due to related parties of $10,000. The convertible note is unsecured, bears interest at 45% per annum, has no maturity date and due on demand. The Company recorded a discount on the convertible note due to a beneficial conversion feature of $10,000 and amortized $10,000 for the year ended June 30, 2017. As of June 30, 2017, the Company had a convertible note of $10,000. During the year ended June 30, 2017, the Company recognized interest expense of $2,232.

On January 1, 2017, the Company issued a convertible note with a conversion price of $0.005 to extinguish amounts due to related parties of $14,289. The convertible note is unsecured, bears interest at 45% per annum, has no maturity date and due on demand. The Company recorded a discount on the convertible note due to a beneficial conversion feature of $14,289 and amortized $14,289 for the year ended June 30, 2017. As of June 30, 2017, the Company had a convertible note of $14,289. During the year ended June 30, 2017, the Company recognized interest expense of $3,189.

On January 1, 2017, the Company issued a convertible note with a conversion price of $0.005 to extinguish amounts due to related parties of $3,352 (Canadian dollar (“CAD”) $4,500). The convertible note is unsecured, bears interest at 45% per annum, has no maturity date and due on demand. The Company recorded a discount on the convertible note due to a beneficial conversion feature of $3,352 (CAD $4,500) and amortized $3,400 (CAD $4,500) for the year ended June 30, 2017. As of June 30, 2017, the Company had a convertible note of $3,468 (CAD $4,500). The difference of amount was a result of change of exchange rate. During the year ended June 30, 2017, the Company recognized interest expense of $774 (CAD $1,004).

On June 30, 2017, the Company issued a convertible note with a conversion price of $0.01 to pay operating expenses of $9,969. The convertible note is unsecured, bears interest at 35% per annum, has no maturity date and due on demand. The Company recorded a discount on the convertible note due to a beneficial conversion feature of $9,969 and amortized $9,969 for the year ended June 30, 2017. As of June 30, 2017, the Company had a convertible note of $9,969.

NOTE 8 – DUE TO RELATED PARTIES

The Corporation was obligated to shareholders for funds advanced to the Corporation for working capital. The advances are unsecured and no interest rate or payback schedule has been established.

During the year ended June 30, 2017 and 2016, the Corporation borrowed a total amount of $73,159 and $50,891 from shareholders, respectively.

On January 1, 2017, the Corporation issued convertible notes to repay the amount owed to related parties in the aggregate amount of $27,641 (Note 7). The advances are unsecured, non-interest bearing and no payback schedule has been established.

During the year ended June 30, 2017, due to related party of $4,461 (C$5,789) was forgiven and the Company recorded debt forgiveness of $4,461 as additional paid-in capital.

As of June 30, 2017, and 2016, the Corporation owed related parties $147,185 and $130,482, respectively.

NOTE 9 – COMMON STOCK

During the year ended June 30, 2017, the Company issued common shares as follows,

•	On October 28, 2016, the Company issued 80,000 shares of its common stock in exchange for 100% of the issued and outstanding equity interests of Energy Alliance.

•	During the year ended June 30, 2017, the Company issued 40,000 shares of its common stock for conversion of debt of $10,000

On November 28, 2016, Chris Tong Tang and Zhao Hui Ma returned the 130,000 shares to the Company’s treasury for cancellation (Note 6).

During the year ended June 30, 2017, the Company purchased back 12,000 shares at $1.712 (C$2.50) per share and 770 shares at $3.42 (C$5.00).

During the year ended June 30, 2016, no shares of common stock were issued.

As at June 30, 2017 and 2016, 299,400 and 322,170 shares of common stock were issued and outstanding, respectively.

As at June 30, 2017 and 2016, there were no warrants or options outstanding.

NOTE 10 – INCOME TAXES

The Company follows ASC 740. Deferred income taxes reflect the net effect of (a) temporary difference between carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carry-forwards. No net provision for refundable Federal income tax has been made in the accompanying statement of loss because no recoverable taxes were paid previously. Similarly, no deferred tax asset attributable to the net operating loss carry-forward has been recognized, as it is not deemed likely to be realized.

The provision for refundable federal income tax at 34% consists of the following for the periods ending:

	June 30,	June 30,
	2017	2016
Federal income tax benefit attributed to:
Net operating loss	$29,794	$31,767
Valuation	(29,794)	(31,767)
Net benefit	$(29,794)	$(31,767)

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	June 30,	June 30,
	2017	2016
Deferred tax attributed:
Net operating loss carryover	$117,406	$87,612
Less: change in valuation allowance	(117,406)	(87,612)
Net deferred tax asset	-	-

The Corporation has $289,149 (2016 - $116,474) of loss carry forwards in the United States that begin to expire in 2033. The Corporation has $56,163 (2016 - $56,163) of loss carry forwards in Canada that begin to expire in 2033. No tax benefits have been recognized in these consolidated financial statements as the criteria for recognition has not been met.

NOTE 11 – SUBSEQUENT EVENT

On July 1, 2017, the Company entered into an employment agreement with CEO of the Company which the Company shall pay a cash based base salary of $65,000 from July 1, 2017 through December 31, 2017.

On February 5, 2018, the Company issued 2,280,000 shares of common stock for conversion of debt of $11,400.

On February 7, 2018, the Company issued 13,000,000 shares of common stock for conversion of accrued salary of $65,000.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There were no disagreements related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and interim periods.

Item 9A. Controls and Procedures

Evaluation of Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer, as of June 30, 2017, concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure for the reasons noted below.

Management's Report on Internal Control Over Financial Reporting

Our management is also responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Our company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our internal control over financial reporting includes those policies and procedures that;

Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company; and

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and

That our receipts and expenditures are being made only in accordance with authorizations of our company's management and directors; and

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

As of June 30, 2017, management conducted an evaluation of the effectiveness of internal control over financial reporting based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting for that period was not effective.

Management has identified the following material weaknesses and is taking action to remedy and remove the weakness in its internal controls over financial reporting:

•	Lack of an independent board of directors, including an independent financial expert. The current board of directors is evaluating expanding the board of directors to include additional independent directors.

•	Lack of segregation of duties and adequate documentation of our internal controls.

•	The inability of our company to prepare and file its financial statements timely due to its limited financial and personnel resources.

•	Lack of multiple levels of review in our company’s financial reporting process.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting identified by management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, misstatements, errors, and instances of fraud, if any, within our company have been or will be prevented or detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management or Board override of the control.

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

This annual report does not include a standard internal control report by our company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our company’s registered public accounting firm pursuant to current rules of the SEC that permit our company, as a smaller reporting company, to provide only management’s report in this annual report.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Liao Zu Guo	Chief Executive Officer, Chief Financial Officer, Chief Operating Officer and director.	31	November 16, 2016

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Liao Zu Guo – Chief Executive Officer and Chief Financial Officer, Director

Liao Zu Guo has acted as a director of the Company since November 16, 2016. Mr. Liao Zu Guo received a Bachelor’s degree in accountancy from Guangxi University in 2006, and a Master’s degree in Business Administration from Guangxi Normal University in 2008. From May 2006 to June 2008, he served as an accounting assistant for Guangxi Guiguan Electric Power Co. Ltd. while getting his Master’s in Business Administration degree. From July 2008 to October 2011, he served as a Senior Accountant for Nanning Yihua Trading Co., Ltd. where he conducted audits and engaged in financial management. From December 2011 to April 2014, Mr. Liao served as Finance Controller for Wuzhou Stars Gem Co., Ltd. where he was responsible for supervising financial reporting, corporate finance and investor relations. From April 2014 to present, he served as Finance Controller for Guangzhou Mingzhi Accounting and Tax Consultation Company Limited, where he worked with internal and external teams to update procedures and policies and develop new tools to support functions across offices.

Our company believes that Mr. Guo's professional background experience gives him the qualifications and skills necessary to serve as a director and officer of our company.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our stockholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

All officers and directors listed above will remain in office until the next annual meeting of our stockholders, and until their successors have been duly elected and qualified. There are no agreements with respect to the election of Directors. We have not compensated our Directors for service on our Board of Directors, any committee thereof, or reimbursed for expenses incurred for attendance at meetings of our Board of Directors and/or any committee of our Board of Directors. Officers are appointed annually by our Board of Directors and each Executive Officer serves at the discretion of our Board of Directors. We do not have any standing committees. Our Board of Directors may in the future determine to pay Directors’ fees and reimburse Directors for expenses related to their activities.

Employment Agreements

We have no formal employment agreements with any of our directors or officers.

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

Compliance with Section 16(A) of the Securities Exchange Act of 1934

Our common stock is not registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Accordingly, our executive officers and directors and persons who own more than 10% of a registered class of our equity securities are not subject to the beneficial ownership reporting requirements of Section 16(1) of the Exchange Act.

Code of Ethics

We have not adopted a Code of Business Conduct and Ethics.

Board and Committee Meetings

Our board of directors held no formal meetings during the year ended June 30, 2017. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Florida Business Corporation Act and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

As of June 30, 2017, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

Audit Committee

Currently our audit committee consists of our entire board of directors. We do not have a standing audit committee as we currently have limited working capital and minimal revenues. Should we be able to raise sufficient funding to execute our business plan, we will form an audit, compensation committee and other applicable committees utilizing our directors’ expertise.

Audit Committee Financial Expert

Currently our audit committee consists of our entire board of directors. We do not currently have a director who is qualified to act as the head of the audit committee.

Item 11. Executive Compensation

The particulars of the compensation paid to the following persons:

(a)	our principal executive officer;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended June 30, 2017 and 2016; and

(c)	up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended June 30, 2017 and 2016, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa-tion ($)	Change in PensionValue and Nonqualified Deferred Compensa-tion Earnings ($)	All Other Compensa-tion($)	Total ($)
Liao Zu Guo(1) CEO, CFO, COO and Director	2017 2016	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A
Christopher Hudson(2) Former COO	2017 2016	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A
Chris Tong Tang (3) Former President, CEO, CFO and Director	2017 2016	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
Allan Y.L. Fung(4) Former Secretary, Treasurer and Director	2017 2016	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil 7,126(5)	Nil 7,126

_________

(1)	Mr. Guo was appointed Chief Executive Officer, Chief Financial Officer, Chief Operating Officer and Director on November 16, 2016 and Chief Operating Officer on April 3, 2017.

(2)	Mr. Hudson was appointed Chief Operating Officer on November 29, 2016 and resigned on April 3, 2017

(3)	Mr. Tang was appointed President, Chief Executive Officer and Director on December 21, 2012 and resigned all positions on November 30, 2016.

(4)	Mr. Fung was appointed Secretary, Treasurer and Director on October 24, 2012 and resigned all positions on November 30, 2016.

(5)	Represents consulting fees paid in consideration of accounting services provided by Mr. Fung.

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive share options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that share options may be granted at the discretion of our board of directors.

Grants of Plan-Based Awards

During the fiscal year ended June 30, 2017 we did not grant any stock options.

Option Exercises and Stock Vested

During our fiscal year ended June 30, 2017 there were no options exercised by our named officers.

Compensation of Directors

We do not have any agreements for compensating our directors for their services in their capacity as directors, although such directors are expected in the future to receive stock options to purchase shares of our common stock as awarded by our board of directors.

No compensation was paid to non-employee directors for the year ended June 30, 2017.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of May 31, 2018, certain information with respect to the beneficial ownership of our common and preferred shares by each shareholder known by us to be the beneficial owner of more than 5% of our common and preferred shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common and preferred stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common and preferred stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Liao Zu Guo 3651 Lindell Road, Suite D1141 Las Vegas, NV 89103	13,080,000	83.96%
Directors and Executive Officers as a Group	13,080,000	83.96%
CHEN SHENG MAO GAN YUAN ROAD EAST, 14 HAO YI XIANG, LING CHENG TOWN, LINGSHAN COUNTY, GUANGXI GUANGXI CHINA	780,000	5.01%

_________________

(1)	Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on May 31, 2018. As of May 31, 2018 there were 15,579,749 shares of our company’s common stock issued and outstanding.

Changes in Control

We are unaware of any contract or other arrangement or provisions of our Articles or Bylaws the operation of which may at a subsequent date result in a change of control of our company. There are not any provisions in our Articles or Bylaws, the operation of which would delay, defer, or prevent a change in control of our company.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended June 30, 2017, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

Director Independence

We currently act with one director, Liao Zu Guo.

We have determined we do not have an independent director, as that term is used in Rule 4200(a)(15) of the Rules of National Association of Securities Dealers.

Currently our audit committee consists of our entire board of directors. We currently do not have nominating, compensation committees or committees performing similar functions. There has not been any defined policy or procedure requirements for shareholders to submit recommendations or nomination for directors.

From inception to present date, we believe that the members of our audit committee and the board of directors have been and are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting.

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended June 30, 2017 and for fiscal year ended June 30, 2016 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	June 30, 2017	June 30, 2016
Audit Fees	$30,406	$8,000
Audit Related Fees	Nil	Nil
Tax Fees	Nil	$2,500
All Other Fees	Nil	$3,750
Total	$30,406	$14,250

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	Financial Statements

(1)	Financial statements for our company are listed in the index under Item 8 of this document.

(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibit Number	Description
(31)	Rule 13a-14 (d)/15d-14d) Certifications
31.1*	Section 302 Certification by the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1**	Section 906 Certification by the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
101**	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

________

* Filed herewith.

** Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

BIONOVATE TECHNOLOGIES CORP.
(Registrant)

Dated: June 27, 2018	/s/ Liao Zu Guo
Liao Zu Guo
Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: June 27, 2018	/s/ Liao Zu Guo
Liao Zu Guo
Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

