Form 10-Q
period 2017-09-30
Bionovate Technologies Corp.
filed 2018-06-28
CIK 1575420

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017 or

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

15,579,749 common shares issued and outstanding as of May 31, 2018.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Bionovate Technologies Corp

CONDENSED INTERIM BALANCE SHEETS

(Unaudited)

	September 30,	June 30,
	2017	2017

ASSETS
Current Assets
Cash	$-	$-
Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$29,506	$38,744
Accrued salary	32,500	-
Due to related parties	169,497	147,185
Convertible notes payable	45,438	43,219
Total Current Liabilities	276,941	229,148

TOTAL LIABILITIES	276,941	229,148

Stockholders' Deficit
Preferred stock: 90,000,000 authorized; $0.0001 par value - no shares issued and outstanding	-	-
Common stock: 100,000,000 authorized; $0.0001 par value
299,400 and 299,400 shares issued and outstanding, respectively	30	30
Additional paid in capital	383,372	383,372
Accumulated other comprehensive income	-	14,013
Accumulated deficit	(660,343)	(626,563)
Total Deficit	(276,941)	(229,148)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

The accompanying notes are an integral part of these condensed interim financial statements

Bionovate Technologies Corp

CONDENSED INTERIM STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended
	September 30,
	2017	2016

Revenues	$-	$5,432
Cost of goods sold	-	4,518
Gross profit	-	914

Operating Expenses
General and administration	33,412	3,245
Professional	1,230	1,664
Foreign currency gain	(6,197)	-
Total operating expenses	28,445	4,909

Net loss from operations	(28,445)	(3,995)

Other income (expense)
Interest expense	(5,335)	-
Total other expense	(5,335)	-

Net loss before taxes	(33,780)	(3,995)

Net loss	$(33,780)	$(3,995)

Comprehensive income (loss)	$(33,780)	$(3,995)
Foreign currency adjustment	(14,013)	1,257
Comprehensive loss	$(47,793)	$(2,738)

Basic and dilutive loss per share
Net loss	$(0.11)	$(0.01)
Weighted average number of shares outstanding	299,400	322,170

The accompanying notes are an integral part of these condensed interim financial statements

Bionovate Technologies Corp

CONDENSED INTERIM STATEMENT OF CASH FLOWS

(Unaudited)

	Three Months Ended
	September 30,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(33,780)	$(3,995)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Foreign currency adjustment	(6,197)	-
Amortization of debt discount	2,060	-
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	5,417	2,031
Accrued salary	32,500	-
Due to related parties	-	2,737
Net cash provided by operating activities	-	773

Effect of exchange rate changes on cash	-	(142)

Net increase in cash and cash equivalents	-	631
Cash and cash equivalents, beginning of period	-	936
Cash and cash equivalents, end of period	$-	$1,567

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

NON CASH INVESTING AND FINANCING ACTIVITIES
Accounts payable paid by related party	$15,532	$-

The accompanying notes are an integral part of these condensed interim financial statements

BIONOVATE TECHNOLOGIES CORP

NOTES TO THE CONDENSED INTERIM FINANCIAL STATEMENTS

(Unaudited)

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

Our executive offices are located at 3006 E. Goldstone Drive, Suite 218, Meridian, ID 83642. Our telephone number is (208) 231 – 1606.

Going Concern

These condensed interim financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Corporation and its subsidiaries will be able to meet its obligations and continue its operations for the next fiscal year. Realizable values may be substantially different from carrying values as shown and these condensed interim financial statements, which do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Corporation be unable to continue as a going concern. At September 30, 2017, the Corporation had not yet achieved profitable operations and has an accumulated loss of $660,343 since inception. The Corporation expects to incur further losses, all of which casts substantial doubt about the Corporation’s ability to continue as a going concern. The Corporation’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management anticipates that additional funding will be in the form of equity financing from the sale of common stock. Management may also seek to obtain short-term loans from the directors of the Corporation. There are no current arrangements in place for equity funding or short-term loans.

NOTE 2 – BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three months ended September 30, 2017, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2017. For further information, refer to the financial statements and footnotes thereto included in the Corporation’s filed Form 10-K for the year ended June 30, 2017.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect application of policies and the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. Actual results could differ from these estimates. Estimates and their underlying assumptions are reviewed on an ongoing basis. Changes in estimates are recorded in the accounting period in which they are determined. The critical accounting estimates and assumptions in the accompanying unaudited condensed interim financial statements include the provision for unpaid loss and loss adjustment expenses which may result from product warranty provisions; valuation of deferred income taxes; valuation and impairment assessment of intangible assets; goodwill recoverability; and deferred acquisition costs.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Foreign currency translation and functional currency conversion

Prior to July 1, 2017, the Company's functional currency was the Canadian dollar. Translation gains and losses from the application of the U.S. dollar as the reporting currency during the period that the Canadian dollar was the functional currency are included as part of cumulative currency translation adjustment, which is reported as a component of shareholders' equity under accumulated other comprehensive loss.

The Company re-assessed its functional currency and determined as at Jul 1, 2017, its functional currency changed from the Canadian dollar to the U.S. dollar based on management's analysis of changes in our organization. The change in functional currency is accounted for prospectively from July 1, 2017 and financial statements prior to and including the period ended September 30, 2016 have not been restated for the change in functional currency.

For periods commencing July 1, 2017, monetary assets and liabilities denominated in foreign currencies are translated into U.S. dollars using exchange rates in effect at the balance sheet date. Opening balances related to non-monetary assets and liabilities are based on prior period translated amounts, and non-monetary assets and non-monetary liabilities incurred after Jul 1, 2017 are translated at the approximate exchange rate prevailing at the date of the transaction. Revenue and expense transactions are translated at the approximate exchange rate in effect at the time of the transaction. Foreign exchange gains and losses are included in the statement of operations and comprehensive loss as foreign exchange gains.

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

NOTE 4 – CONVERTIBLE NOTE

Convertible notes payable at September 30, 2017 and June 30, 2017, consists of the following:

	September 30,	June 30,
	2017	2017
Dated November 1, 2016	$8,239	$8,239
Dated January 1, 2017 - 1	14,289	14,289
Dated January 1, 2017 - 2	10,000	10,000
Dated January 1, 2017 - 3	3,627	3,468
Dated June 30, 2017	9,969	9,969
Total convertible notes payable	46,124	45,965

Less: Unamortized debt discount	(686)	(2,746)
Total convertible notes	45,438	43,219

Less: current portion of convertible notes	45,438	43,219
Long-term convertible notes	$-	$-

For the three months ended September 30, 2017 and 2016, the Company recognized interest expense of $3,275 and $0 and amortization of discount, included in interest expense, of $2,060 and $0, respectively. As of September 30, 2017, and June 30, 2017, the Company recorded accrued interest of $10,787 and $6,703, respectively

Dated November 1, 2016

On November 1, 2016, the Company issued a convertible note with a conversion price of $0.005 to extinguish debt of $18,239. The convertible note is unsecured, bears interest at 4% per annum and due and payable on November 1, 2017. The Company recorded a discount on the convertible note due to a beneficial conversion feature of $18,239.

Dated January 1, 2017 - 1

On January 1, 2017, the Company issued a convertible note with a conversion price of $0.005 to extinguish amounts due to related parties of $10,000. The convertible note is unsecured, bears interest at 45% per annum, has no maturity date and due on demand. The Company recorded a discount on the convertible note due to a beneficial conversion feature of $10,000.

Dated January 1, 2017 - 2

On January 1, 2017, the Company issued a convertible note with a conversion price of $0.005 to extinguish amounts due to related parties of $14,289. The convertible note is unsecured, bears interest at 45% per annum, has no maturity date and due on demand. The Company recorded a discount on the convertible note due to a beneficial conversion feature of $14,289.

Dated January 1, 2017 - 3

On January 1, 2017, the Company issued a convertible note with a conversion price of $0.005 to extinguish amounts due to related parties of $3,352 (Canadian dollar (“CAD”) $4,500). The convertible note is unsecured, bears interest at 45% per annum, has no maturity date and due on demand. The Company recorded a discount on the convertible note due to a beneficial conversion feature of $3,352 (CAD $4,500). The difference of amount was a result of change of exchange rate.

Dated June 30, 2017

On June 30, 2017, the Company issued a convertible note with a conversion price of $0.01 to pay operating expenses of $9,969. The convertible note is unsecured, bears interest at 35% per annum, has no maturity date and due on demand. The Company recorded a discount on the convertible note due to a beneficial conversion feature of $9,969.

NOTE 5 – DUE TO RELATED PARTIES

As at September 30, 2017, the Company was obligated to shareholders for funds advanced to the Corporation for working capital.

During the three months ended September 30, 2017, the Company’s CEO paid accounts payable of $15,532 on behalf of the Company. The loans are unsecured, non-interest bearing and due on demand.

On July 1, 2017, the Company entered into an employment agreement with CEO of the Company which the Company shall pay a cash based base salary of $65,000 from July 1, 2017 through December 31, 2017. For the three months ended September 30, 2017, the Company recorded accrued salary of $32,500.

As of September 30, 2017, and June 30, 2017, the Corporation owed related parties $153,965 (CAD 191,000) and $147,848 (CAD 191,000), respectively. The advances are unsecured, non-interest bearing and no payback schedule has been established.

As of September 30, 2017 and June 30, 2017, due to related party was $169,497 and $147,185, respectively.

NOTE 6 – CAPITAL STOCK

During the three months ended September 30, 2017, there were no issuances of common stock.

As at September 30, 2017 and June 30, 2017, 299,400 shares of common stock were issued and outstanding, respectively.

As at September 30, 2017, there were no warrants or options outstanding.

NOTE 7– SUBSEQUENT EVENT

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

Our unaudited financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report.

Unless otherwise specified in this quarterly report, all dollar amounts are expressed in United States dollars and all references to “common stock” refer to shares of our common stock.

As used in this quarterly report, the terms “we”, “us”, “our” and “our company” mean Bionovate Technologies Corp. (formerly MJP International Ltd.), unless otherwise indicated.

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

Effective October 4, 2016, we filed a Certificate of Dissolution of MJP Holdings Ltd., our wholly-owned subsidiary.

Effective November 28, 2016, we entered into a Share Exchange Agreement with MJP Lighting Solutions Ltd., a British Virgin Islands (“BVI”) corporation and Tong Tang and Zhao Hui Ma (the “Shareholders”) whereby the parties exchanged 100% of the issued and outstanding shares of BVI, belonging to our company for the tender of 110,000 restricted common shares of our company, belonging to the Shareholders, to our treasury for cancellation.

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

The name change and reverse split became effective with the OTC Markets at the opening of trading on December 21, 2017 under the symbol “BIIO”. Our new CUSIP number is 09074V103.

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

Results of Operations

Our operations for the three months ended September 30, 2017 are outlined below:

Three months ended September 30, 2017 compared to three months ended September 30, 2016.

	Three Months Ended
	September 30,		Change
	2017	2016	Amount	%
Revenues	$-	$5,432	$(5,432)	(100%)
Cost of goods sold	-	(4,518)	4,518	(100%)
Operating Expenses	(28,445)	(4,909)	(23,536)	479%
Total other income	(5,335)	-	(5,335)	-
Gain from Discontinued Operations	-	-	-	-
Net Loss	$(33,780)	$(3,995)	$(29,785)	746%

For the three months ended September 30, 2017 and 2016, we had revenue of $0 and $5,432, respectively. Expenses for the three months ended September 30, 2017, totaled $33,780 resulting in a net loss of $33,780 as compared to a net loss of $3,995 for the three months ended September 30, 2016. The increase in net loss for the three months ended September 30, 2017 is a result of an increase in management fee of $32,500.

Liquidity and Capital Resources

The following table provides selected financial data about our company as of September 30, 2017 and June 30, 2017, respectively.

Working Capital

	September 30,	June 30,	Change
	2017	2017	Amount	%
Current Assets	$-	$-	$-	-
Current Liabilities	$276,941	$229,148	47,793	21%
Working Capital (Deficit)	$(276,941)	$(229,148)	(47,793)	21%

Cash Flows

	Three Months Ended
	September 30,
	2017	2016
Net Cash Provided by Operating Activities	$-	$773
Effect of Exchange Rate Changes on Cash	$-	$(142)
Net Increase in Cash During the Period	$-	$631

On September 30, 2017, our Company’s cash balance was $0 and total assets were $0. On June 30, 2017, our Company’s cash balance was $0 and total assets were $0.

On September 30, 2017, our Company had total liabilities of $276,941, compared with total liabilities of $229,148 as at June 30, 2017.

On September 30, 2017, our Company had working capital deficiency of $276,941 compared with working capital deficiency of $229,148 as at June 30, 2017. The increase in working capital was primarily attributed to an increase in accrued salary and due to related parties.

Cash Flow from Operating Activities

During the three months ended September 30, 2017, our Company used $0 in operating activities, compared to $773 provided by operating activities during the three months ended September 30, 2016. The decrease in cash provided by operating activities was primarily attributed to an increase in net loss offset by an increase in operating liabilities.

Cash Flow from Investing Activities

During the three months ended September 30, 2017 and 2016, our company did not have any investing activities.

Cash Flow from Financing Activities

During the three months ended September 30, 2017 and 2016, our company did not have any financing activities.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, and capital expenditures or capital resources that are material to stockholders.

Critical Accounting Policies

Foreign currency translation and functional currency conversion

Prior to July 1, 2017, the Company's functional currency was the Canadian dollar. Translation gains and losses from the application of the U.S. dollar as the reporting currency during the period that the Canadian dollar was the functional currency are included as part of cumulative currency translation adjustment, which is reported as a component of shareholders' equity under accumulated other comprehensive loss.

The Company re-assessed its functional currency and determined as at Jul 1, 2017, its functional currency changed from the Canadian dollar to the U.S. dollar based on management's analysis of changes in our organization. The change in functional currency is accounted for prospectively from July 1, 2017 and financial statements prior to and including the period ended September 30, 2016 have not been restated for the change in functional currency.

For periods commencing July 1, 2017, monetary assets and liabilities denominated in foreign currencies are translated into U.S. dollars using exchange rates in effect at the balance sheet date. Opening balances related to non-monetary assets and liabilities are based on prior period translated amounts, and non-monetary assets and non-monetary liabilities incurred after Jul 1, 2017 are translated at the approximate exchange rate prevailing at the date of the transaction. Revenue and expense transactions are translated at the approximate exchange rate in effect at the time of the transaction. Foreign exchange gains and losses are included in the statement of operations and comprehensive loss as foreign exchange gains.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2017. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended September 30, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

_________

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

BIONOVATE TECHNOLOGIES CORP.
(Registrant)

Dated: June 28, 2018	/s/ Liao Zu Guo
Liao Zu Guo
Chief Executive Officer, Chief Financial Officer, Chief Operating Officer and Director
(Principal Executive Officer, Principal Financial Officer an Principal Accounting Officer)

