Form 10-Q
period 2017-12-31
Bionovate Technologies Corp.
filed 2018-07-02
CIK 1575420

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Bionovate Technologies Corp

CONDENSED INTERIM BALANCE SHEETS

(Unaudited)

	December 31,	June 30,
	2017	2017

ASSETS
Current Assets
Cash	$-	$-
Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$32,313	$38,744
Accrued salary	65,000	-
Due to related parties	178,722	147,185
Convertible notes payable	46,076	43,219
Total Current Liabilities	322,111	229,148

TOTAL LIABILITIES	322,111	229,148

Stockholders’ Deficit
Preferred stock: 90,000,000 authorized; $0.0001 par value - no shares issued and outstanding	-	-
Common stock: 100,000,000 authorized; $0.0001 par value 299,400 and 299,400 shares issued and outstanding, respectively	30	30
Additional paid in capital	383,372	383,372
Accumulated other comprehensive income	-	14,013
Accumulated deficit	(705,513)	(626,563)
Total Deficit	(322,111)	(229,148)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

The accompanying notes are an integral part of these condensed interim financial statements

Bionovate Technologies Corp

CONDENSED INTERIM STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2017	2016	2017	2016

Revenues	$-	$1,941	$-	$7,373
Cost of goods sold	-	885	-	5,403
Gross profit	-	1,056	-	1,970

Operating Expenses
General and administration	36,767	12,073	70,179	15,318
Professional	5,559	40,371	6,789	42,035
Foreign currency gain	(1,966)	(658)	(8,163)	(658)
Total operating expenses	40,360	51,786	68,805	56,695

Net loss from operations	(40,360)	(50,730)	(68,805)	(54,725)

Other income (expense)
Interest expense	(4,810)	(1,495)	(10,145)	(1,495)
Impairment of intangible assets and goodwill	-	(226,007)	-	(226,007)
Gain from disposal of subsidiaries	-	32,608	-	32,608
Total other expense	(4,810)	(194,894)	(10,145)	(194,894)

Net loss before taxes	(45,170)	(245,624)	(78,950)	(249,619)

Net loss	$(45,170)	$(245,624)	$(78,950)	$(249,619)

Net loss attributable to the non-controlling interest	-	(898)	-	(898)
Net loss attributable to MJP International Ltd.	$(45,170)	$(244,726)	$(78,950)	$(248,721)

Comprehensive income (loss)	$(45,170)	$(244,726)	$(78,950)	$(248,721)
Foreign currency adjustment	-	(2,519)	(14,013)	3,776
Comprehensive loss	$(45,170)	$(247,245)	$(92,963)	$(244,945)

Basic and dilutive loss per share
Net loss	$(0.15)	$(0.75)	$(0.26)	$(0.77)
Weighted average number of shares outstanding	299,400	326,611	299,400	324,391

The accompanying notes are an integral part of these condensed interim financial statements

Bionovate Technologies Corp

CONDENSED INTERIM STATEMENT OF CASH FLOWS

(Unaudited)

	Six Months Ended
	December 31,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(78,950)	$(249,619)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Impairment of intangible assets and goodwill	-	226,007
Gain from disposal of subsidiaries	-	(32,608)
Amortization of debt discount	2,746	1,373
Foreign currency adjustment	(8,163)	(658)
Changes in operating assets and liabilities:
Inventory	-	859
Accounts payable and accrued liabilities	19,367	25,010
Estimated warranty liabilities	-	(402)
Accrued salary	65,000	-
Due to related parties	-	60,288
Net cash provided by operating activities	-	30,250

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan payable	-	5,593
Cash from acquisition	-	3,754
Cash due to disposal subsidiaries	-	(1,406)
Common stock repurchases	-	(23,181)
Net cash used in financing activities	-	(15,240)

Effect of exchange rate changes on cash	-	(411)

Net increase in cash and cash equivalents	-	14,599
Cash and cash equivalents, beginning of period	-	936
Cash and cash equivalents, end of period	$-	$15,535

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-cash transactions:
4,000,000 shares issued due to assets acquisition	$-	$200,000
6,500,000 shares cancelled due to disposal of subsidy	$-	$(3,705,000)
Net assets acquired from Energy Alliance	$-	$84,000
Net liabilities acquired from Energy Alliance	$-	$(19,290)
Net assets acquired from HEAL	$-	$4,498
Net liabilities acquired from HEAL	$-	$(15,215)
Beneficial conversion feature	$-	$18,239
Accounts payable paid by related party	$26,801	$-

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

Our executive offices are located at 3006 E. Goldstone Drive, Suite 218, Meridian, ID 83642. Our telephone number is (208) 231 – 1606.

Going Concern

These condensed interim financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Corporation and its subsidiaries will be able to meet its obligations and continue its operations for the next fiscal year. Realizable values may be substantially different from carrying values as shown and these condensed interim financial statements, which do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Corporation be unable to continue as a going concern. At December 31, 2017, the Corporation had not yet achieved profitable operations and has an accumulated loss of $705,513 since inception. The Corporation expects to incur further losses, all of which casts substantial doubt about the Corporation’s ability to continue as a going concern. The Corporation’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management anticipates that additional funding will be in the form of equity financing from the sale of common stock. Management may also seek to obtain short-term loans from the directors of the Corporation. There are no current arrangements in place for equity funding or short-term loans.

NOTE 2 – BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the six months ended December 31, 2017, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2017. For further information, refer to the financial statements and footnotes thereto included in the Corporation’s filed Form 10-K for the year ended June 30, 2017.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Foreign currency translation and functional currency conversion

Prior to July 1, 2017, the Company’s functional currency was the Canadian dollar. Translation gains and losses from the application of the U.S. dollar as the reporting currency during the period that the Canadian dollar was the functional currency are included as part of cumulative currency translation adjustment, which is reported as a component of shareholders’ equity under accumulated other comprehensive loss.

The Company re-assessed its functional currency and determined as at Jul 1, 2017, its functional currency changed from the Canadian dollar to the U.S. dollar based on management’s analysis of changes in our organization. The change in functional currency is accounted for prospectively from July 1, 2017 and financial statements prior to and including the period ended December 31, 2016 have not been restated for the change in functional currency.

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

NOTE 4 – CONVERTIBLE NOTE

Convertible notes payable at December 31, 2017 and June 30, 2017, consists of the following:

	December 31,	June 30,
	2017	2017
Dated November 1, 2016	$8,239	$8,239
Dated January 1, 2017 - 1	14,289	14,289
Dated January 1, 2017 - 2	10,000	10,000
Dated January 1, 2017 - 3	3,579	3,468
Dated June 30, 2017	9,969	9,969
Total convertible notes payable	46,076	45,965

Less: Unamortized debt discount	-	(2,746)
Total convertible notes	46,076	43,219

Less: current portion of convertible notes	46,076	43,219
Long-term convertible notes	$-	$-

For the six months ended December 31, 2017 and 2016, the Company recognized interest expense of $7,399 and $122 and amortization of discount, included in interest expense, of $2,746 and $1,373, respectively. As of December 31, 2017, and June 30, 2017, the Company recorded accrued interest of $14,895 and $6,703, respectively

Dated November 1, 2016

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

NOTE 5 – DUE TO RELATED PARTIES

As at December 31, 2017, the Company was obligated to shareholders for funds advanced to the Corporation for working capital.

During the six months ended December 31, 2017, the Company’s CEO paid accounts payable of $26,801 on behalf of the Company. The loans are unsecured, non-interest bearing and due on demand.

On July 1, 2017, the Company entered into an employment agreement with CEO of the Company which the Company shall pay a cash based base salary of $65,000 from July 1, 2017 through December 31, 2017. For the six months ended December 31, 2017, the Company recorded accrued salary of $65,000.

As of December 31, 2017, and June 30, 2017, the Corporation owed related parties $151,921 (CAD 191,000) and $147,848 (CAD 191,000), respectively. The advances are unsecured, non-interest bearing and no payback schedule has been established.

As of December 31, 2017 and June 30, 2017, due to related party was $178,722 and $147,185, respectively.

NOTE 6 – CAPITAL STOCK

During the six months ended December 31, 2017, there were no issuances of common stock.

As at December 31, 2017 and June 30, 2017, 299,400 shares of common stock were issued and outstanding, respectively.

As at December 31, 2017, there were no warrants or options outstanding.

NOTE 7– SUBSEQUENT EVENT

On February 5, 2018, the Company issued 2,280,000 shares of common stock for conversion of debt of $11,400.

On February 7, 2018, the Company issued 13,000,000 shares of common stock for conversion of accrued salary of $65,000.

Item 2. Management’s Discussion and Analysis of Financial Condition or Plan of Operation

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

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

Results of Operations

Our operations for the three and six months ended December 31, 2017 are outlined below:

Three months ended December 31, 2017 compared to three months ended December 31, 2016.

	Three Months Ended
	December 31,		Change
	2017	2016	Amount	%
Revenues	$-	$1,941	$(1,941)	(100)%
Cost of goods sold	-	(885)	885	(100)%
Operating Expenses	(40,361)	(51,786)	11,425	(22)%
Total other expenses	(4,809)	(194,894)	190,085	(98)%
Net Loss	$(45,170)	$(245,624)	$200,454	(82)%

For the three months ended December 31, 2017 and 2016, we had revenue of $0 and $1,941, respectively. Expenses for the three months period ended December 31, 2017 totaled $45,170 resulting in a net loss of $45,170 as compared to a net loss of $249,619 for the three months ended December 31, 2016. The decrease in net loss for the three months ended December 31, 2017 is primarily a result of impairment of intangible assets and goodwill of $226,007 offset by gain from disposal of subsidiaries of $32,608 in 2016.

Six months ended December 31, 2017 compared to six months ended December 31, 2016.

	Six Months Ended
	December 31,		Change
	2017	2016	Amount	%
Revenues	$-	$7,373	$(7,373)	(100)%
Cost of goods sold	-	(5,403)	5,403	(100)%
Operating Expenses	(68,806)	(56,695)	(12,111)	21%
Total other income	(10,144)	(194,894)	184,750	(95)%
Gain from Discontinued Operations	-	-	-	-
Net Loss	$(78,950)	$(249,619)	$170,669	(68)%

For the six months ended December 31, 2017 and 2016, we had revenue of $0 and $7,373, respectively. Expenses for the six months ended December 31, 2017 totaled $78,950 resulting in a net loss of $78,950 as compared to a net loss of $249,619 for the six months ended December 31, 2016. The decrease in net loss for the six months ended December 31, 2017 is primarily a result of intangible assets and goodwill of $226,007 offset by gain from disposal of subsidiaries of $32,608 in 2016.

Liquidity and Capital Resources

The following table provides selected financial data about our company as of December 31, 2017 and June 30, 2017, respectively.

Working Capital

	December 31,	June 30,
	2017	2017
Current Assets	$-	$-
Current Liabilities	$322,111	$229,148
Working Capital (Deficit)	$(322,111)	$(229,148)

Cash Flows

	Six Months Ended
	December 31,
	2017	2016
Net Cash Provided by Operating Activities	$-	$30,250
Net Cash Used in Financing Activities	$-	$(15,240)
Effect of Exchange Rate Changes on Cash	$-	$(411)
Net Increase in Cash During the Period	$-	$14,599

On December 31, 2017, our Company’s cash balance was $0 and total assets were $0. On June 30, 2017, our Company’s cash balance was $0 and total assets were $0.

On December 31, 2017, our Company had total liabilities of $322,111, compared with total liabilities of $229,148 as at June 30, 2017.

On December 31, 2017, our Company had working capital deficiency of $322,111 compared with working capital deficiency of $229,148 as at June 30, 2017. The increase in working capital deficiency was primarily attributed to an increase in accrued salary and due to related parties.

Cash Flow from Operating Activities

During the six months ended December 31, 2017, our Company used $0 in operating activities, compared to $30,2580 provided by operating activities during the six months ended December 31, 2016. The decrease in cash provided by operating activities was primarily attributed to an increase in net loss to net cash used in operation activities offset by an increase in operating assets and liabilities.

Cash Flow from Investing Activities

During the six months ended December 31, 2017 and 2016, our company did not have any investing activities.

Cash Flow from Financing Activities

During the six months ended December 31, 2017, our Company received $0 from financing activities compared to $15,240 used in financing activities during the six months ended December 31, 2016.

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

Critical Accounting Policies

Foreign currency translation and functional currency conversion

Prior to July 1, 2017, the Company’s functional currency was the Canadian dollar. Translation gains and losses from the application of the U.S. dollar as the reporting currency during the period that the Canadian dollar was the functional currency are included as part of cumulative currency translation adjustment, which is reported as a component of shareholders’ equity under accumulated other comprehensive loss.

The Company re-assessed its functional currency and determined as at Jul 1, 2017, its functional currency changed from the Canadian dollar to the U.S. dollar based on management’s analysis of changes in our organization. The change in functional currency is accounted for prospectively from July 1, 2017 and financial statements prior to and including the period ended September 30, 2016 have not been restated for the change in functional currency.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2017. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended December 31, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

BIONOVATE TECHNOLOGIES CORP.
(Registrant)

Dated: June 30, 2018	/s/ Liao Zu Guo
Liao Zu Guo
Chief Executive Officer, Chief Financial Officer, Chief Operating Officer and Director
(Principal Executive Officer, Principal Financial Officer an Principal Accounting Officer)

