Form 10-Q
period 2018-03-31
Bionovate Technologies Corp.
filed 2018-07-02
CIK 1575420

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Bionovate Technologies Corp

CONDENSED INTERIM BALANCE SHEETS

(Unaudited)

	March 31,	June 30,
	2018	2017

ASSETS
Current Assets
Cash	$-	$-
Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$32,135	$38,744
Due to related parties	189,241	147,185
Convertible notes payable	34,589	43,219
Total Current Liabilities	255,965	229,148

TOTAL LIABILITIES	255,965	229,148

Stockholders’ Deficit
Preferred stock: 90,000,000 authorized; $0.0001 par value - no shares issued and outstanding	-	-
Common stock: 100,000,000 authorized; $0.0001 par value 15,579,749 and 299,400 shares issued and outstanding, respectively	1,558	30
Additional paid in capital	2,007,683	383,372
Accumulated other comprehensive income	-	14,013
Accumulated deficit	(2,265,206)	(626,563)
Total Deficit	(255,965)	(229,148)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

The accompanying notes are an integral part of these condensed interim financial statements

Bionovate Technologies Corp

CONDENSED INTERIM STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2018	2017	2018	2017

Revenues	$-	$-	$-	$5,386
Cost of goods sold	-	-	-	4,480
Gross profit	-	-	-	906

Operating Expenses
General and administration	1,361	21,502	71,540	31,468
Professional	9,211	8,079	16,000	49,914
Foreign currency gain	(3,815)	-	(11,977)	(658)
Total operating expenses	6,757	29,581	75,563	80,724

Net loss from operations	(6,757)	(29,581)	(75,563)	(79,818)

Other income (expense)
Interest expense	(3,497)	(33,001)	(13,641)	(34,496)
Impairment of intangible assets and goodwill	-	-	-	(226,007)
Gain from disposal of subsidiaries	-	-	-	32,608
Loss on settlement of debt	(1,549,439)	-	(1,549,439)	-
Total other expense	(1,552,936)	(33,001)	(1,563,080)	(227,895)

Net loss before taxes	(1,559,693)	(62,582)	(1,638,643)	(307,713)

Discontinued operations
Loss from discontinued operation	-	(4,488)	-	(4,488)
Gain from sale of investment	-	21,359	-	21,359
Gain from discontinued operations	-	16,871	-	16,871

Net loss	$(1,559,693)	$(45,711)	$(1,638,643)	$(290,842)

Net loss attributable to the non-controlling interest	-	-	-	(898)
Net loss attributable to MJP International Ltd.	$(1,559,693)	$(45,711)	$(1,638,643)	$(289,944)

Comprehensive income (loss)	$(1,559,693)	$(45,711)	$(1,638,643)	$(289,944)
Foreign currency adjustment	-	(1,182)	(14,013)	2,594
Comprehensive loss	$(1,559,693)	$(46,893)	$(1,652,656)	$(287,350)

Basic and dilutive loss per share
Continuing operations	$(0.17)	$(0.24)	$(0.50)	$(1.02)
Discontinuing operations	$-	$0.07	$-	$0.06
Net loss	$(0.17)	$(0.18)	$(0.50)	$(0.96)
Weighted average number of shares outstanding	9,348,576	259,400	3,271,757	302,814

The accompanying notes are an integral part of these condensed interim financial statements

Bionovate Technologies Corp

CONDENSED INTERIM STATEMENT OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	March 31,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continued operations	$(1,638,643)	$(307,713)
Loss from discontinued operation	-	(4,488)
Gain from sale of investment	-	21,359
Net loss	$(1,638,643)	$(290,842)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Impairment of intangible assets and goodwill	-	226,007
Gain from disposal of subsidiaries	-	(32,608)
Amortization of debt discount	2,746	31,122
Loss on settlement of debt	1,549,439	-
Foreign currency adjustment	(11,979)	-
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	33,437	8,372
Accrued salary	65,000	-
Due to related parties	-	69,361
Net cash provided by continuing operating activities	-	11,412
Net cash used in discontinuing operating activities	-	(4,994)
Net cash provided by operating activities	-	6,418

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash from acquisition	-	3,754
Disposal of subsidiaries	-	(1,406)
Net cash provided by continuing investing activities	-	2,348
Net cash provided by discontinuing investing activities	-	4,716
Net cash provided by investing activities	-	7,064

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan payable	-	5,593
Common stock repurchases	-	(23,181)
Net cash used in financing activities	-	(17,588)

Effect of exchange rate changes on cash	-	3,170

Net increase in cash and cash equivalents	-	(936)
Cash and cash equivalents, beginning of period	-	936
Cash and cash equivalents, end of period	$-	$-

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-cash transactions:
4,000,000 shares issued due to assets acquisition	$-	$200,000
6,500,000 shares cancelled due to disposal of subsidy	$-	$650
Net assets acquired from Energy Alliance	$-	$84,000
Net liabilities acquired from Energy Alliance	$-	$(19,290)
Net assets acquired from HEAL	$-	$4,498
Net liabilities acquired from HEAL	$-	$(15,215)
Convertible note exchanged for due to related parties	$-	$27,670
Beneficial conversion feature	$-	$45,880
Accounts payable paid by related party	$41,025	$-
Common stock issued for settlement of debt	$1,614,439	$-
Common stock issued for conversion of debt	$11,400	$-

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

Our executive offices are located at 3006 E. Goldstone Drive, Suite 218, Meridian, ID 83642. Our telephone number is (208) 231 – 1606.

Going Concern

These condensed interim financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Corporation and its subsidiaries will be able to meet its obligations and continue its operations for the next fiscal year. Realizable values may be substantially different from carrying values as shown and these condensed interim financial statements, which do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Corporation be unable to continue as a going concern. At March 31, 2018, the Corporation had not yet achieved profitable operations and has an accumulated loss of $2,265,206 since inception. The Corporation expects to incur further losses, all of which casts substantial doubt about the Corporation’s ability to continue as a going concern. The Corporation’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management anticipates that additional funding will be in the form of equity financing from the sale of common stock. Management may also seek to obtain short-term loans from the directors of the Corporation. There are no current arrangements in place for equity funding or short-term loans.

NOTE 2 – BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the nine months ended March 31, 2018, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2017. For further information, refer to the financial statements and footnotes thereto included in the Corporation’s filed Form 10-K for the year ended June 30, 2017.

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

NOTE 4 – DISCONTINUED OPERATOINS

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

The following table shows the results of operations of Energy Alliance and HEAL for the period ended January 1, 2017 which are included in the loss from discontinued operations:

	Nine months ended
	March 31,
	2018	2017
Revenue	$-	$1,987
Cost of goods sold	-	923
Gross profit	-	1,064
General & administration	-	5,352
Professional fees	-	200
Operating loss	-	(4,488)
Gain from sale of investment	-	21,359
Loss from discontinued operations	$-	$16,871

NOTE 5 – CONVERTIBLE NOTE

Convertible notes payable at March 31, 2018 and June 30, 2017, consists of the following:

	March 31,	June 30,
	2018	2017
Dated November 1, 2016	$4,439	$8,239
Dated January 1, 2017 - 1	10,489	14,289
Dated January 1, 2017 - 2	6,200	10,000
Dated January 1, 2017 - 3	3,492	3,468
Dated June 30, 2017	9,969	9,969
Total convertible notes payable	34,589	45,965

Less: Unamortized debt discount	-	(2,746)
Total convertible notes	34,589	43,219

Less: current portion of convertible notes	34,589	43,219
Long-term convertible notes	$-	$-

For the nine months ended March 31, 2018 and 2017, the Company recognized interest expense of $10,895 and $3,374 and amortization of discount, included in interest expense, of $2,746 and $31,122, respectively. As of March 31, 2018, and June 30, 2017, the Company recorded accrued interest of $18,352 and $6,703, respectively

Dated November 1, 2016

On November 1, 2016, the Company issued a convertible note with a conversion price of $0.005 to extinguish debt of $18,239. The convertible note is unsecured, bears interest at 4% per annum and due and payable on November 1, 2017. The Company recorded a discount on the convertible note due to a beneficial conversion feature of $18,239. During the nine months ended March 31, 2018, the convertible note of $3,800 was converted into 760,000 shares of common stock.

Dated January 1, 2017 - 1

On January 1, 2017, the Company issued a convertible note with a conversion price of $0.005 to extinguish amounts due to related parties of $10,000. The convertible note is unsecured, bears interest at 45% per annum, has no maturity date and due on demand. The Company recorded a discount on the convertible note due to a beneficial conversion feature of $10,000. During the nine months ended March 31, 2018, the convertible note of $3,800 was converted into 760,000 shares of common stock.

Dated January 1, 2017 - 2

On January 1, 2017, the Company issued a convertible note with a conversion price of $0.005 to extinguish amounts due to related parties of $14,289. The convertible note is unsecured, bears interest at 45% per annum, has no maturity date and due on demand. The Company recorded a discount on the convertible note due to a beneficial conversion feature of $14,289. During the nine months ended March 31, 2018, the convertible note of $3,800 was converted into 760,000 shares of common stock.

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

NOTE 6 – DUE TO RELATED PARTIES

As at March 31, 2018, the Company was obligated to shareholders for funds advanced to the Corporation for working capital.

During the nine months ended March 31, 2018, the Company’s CEO paid accounts payable of $41,025 on behalf of the Company. The loans are unsecured, non-interest bearing and due on demand.

On July 1, 2017, the Company entered into an employment agreement with CEO of the Company which the Company shall pay a cash based base salary of $65,000 from July 1, 2017 through December 31, 2017. For the nine months ended March 31, 2018, the Company recorded accrued salary of $65,000. On February 7, 2018, the Company issued 13,000,000 shares of common stock to settle accrued salary of $65,000. As a result, the Company recorded loss on settlement of debt of $1,549,439.

As of March 31, 2018, and June 30, 2017, the Corporation owed related parties $148,216 (CAD 191,000) and $147,848 (CAD 191,000), respectively. The advances are unsecured, non-interest bearing and no payback schedule has been established.

As of March 31, 2018, and June 30, 2017, due to related party was $189,241 and $147,185, respectively.

NOTE 7 – CAPITAL STOCK

During the nine months ended March 31, 2018, the Company issued common stock as follows;

•	2,280,000 shares of common stock for conversion of debt of $11,400.

•	13,000,000 shares of common stock for conversion of accrued salary of $65,000.

•	349 shares of common stock to correct the shares issued and outstanding after the reverse stock split on December 21, 2017.

As at March 31, 2018 and June 30, 2017, 15,579,749 and 299,400 shares of common stock were issued and outstanding, respectively.

As at March 31, 2018, there were no warrants or options outstanding.

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

Results of Operations

Our operations for the three and nine months ended March 31, 2018 are outlined below:

Three months ended March 31, 2018 compared to three months ended March 31, 2017.

	Three Months Ended
	March 31,		Change
	2018	2017	Amount	%
Revenues	$-	$-	$-	-
Cost of goods sold	-	-	-	-
Operating Expenses	(6,757)	(29,581)	22,824	(77)%
Total other expenses	(1,552,936)	(33,001)	(1,519,935)	4,606%
Gain from Discontinued Operations	-	16,871	(16,871)	(100)%
Net Loss	$(1,559,693)	$(45,711)	$(1,513,982)	3,312%

For the three months ended March 31, 2018 and 2017, we had revenue of $Nil and $Nil, respectively. Expenses for the three months ended March 31, 2018 totaled $1,559,693 resulting in a net loss of $1,559,693 as compared to a net loss of $45,711 for the three months ended March 31, 2017. The increase in net income for the three months ended March 31, 2018 is a result of loss on settlement of debt of $1,549,439 in 2018.

Nine months ended March 31, 2018 compared to nine months ended March 31, 2017.

	Nine Months Ended
	March 31,		Change
	2018	2017	Amount	%
Revenues	$-	$5,386	$(5,386)	(100)%
Cost of goods sold	-	(4,480)	4,480	(100)%
Operating Expenses	(75,563)	(80,724)	5,161	(6)%
Total other income	(1,563,080)	(227,895)	(1,335,185)	586%
Gain from Discontinued Operations	-	21,359	(21,359)	(100)%
Net Loss	$(1,638,643)	$(290,842)	$(1,347,801)	463%

For the nine months ended March 31, 2018 and 2017, we had revenue of $0 and $5,386, respectively. Expenses for the nine months ended March 31, 2018 totaled $1,638,643 resulting in a net loss of $1,638,643 as compared to a net loss of $290,842 for the nine months ended March 31, 2017. The increase in net loss for the nine months ended March 31, 2018 is a result of loss on settlement of debt of $1,549,439 in 2018.

Liquidity and Capital Resources

The following table provides selected financial data about our company as of March 31, 2018 and June 30, 2017, respectively.

Working Capital

	March 31,	June 30,
	2018	2017
Current Assets	$-	$-
Current Liabilities	$255,965	$229,148
Working Capital (Deficit)	$(255,965)	$(229,148)

Cash Flows

	Nine Months Ended
	March 31,
	2018	2017
Net Cash Provided by Operating Activities	$-	$6,418
Net Cash Provided by investing Activities	$-	$7,064
Net Cash Used in Financing Activities	$-	$(17,588)
Effect of Exchange Rate Changes on Cash	$-	$3,170
Net Decrease in Cash During the Period	$-	$(936)

On March 31, 2018, our Company’s cash balance was $0 and total assets were $0. On June 30, 2017, our Company’s cash balance was $0 and total assets were $0.

On March 31, 2018, our Company had total liabilities of $255,965, compared with total liabilities of $229,148 as at June 30, 2017.

On March 31, 2018, our Company had working capital deficiency of $225,965 compared with working capital deficiency of $229,148 as at June 30, 2017. The increase in working capital was primarily attributed to an increase in due to related parties.

Cash Flow from Operating Activities

During the nine months ended March 31, 2018, our Company used $0 in operating activities, compared to $6,418 provided by operating activities during the nine months ended March 31, 2017. The decrease in cash provided by operating activities was primarily attributed to an increase in net loss offset by non-cash expenses and an increase in operating liabilities.

Cash Flow from Investing Activities

During the nine months ended March 31, 2018, we receive $0 from investing activities compared to $7,064 for the same period in 2017.

Cash Flow from Financing Activities

During the nine months ended March 31, 2018, our Company received $0 from financing activities compared to $17,588 used in financing activities during the nine months ended March 31, 2017.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2018. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended March 31, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On Febraury 7, 2018, the Company issued 13,000,000 shares of common stock for conversion of accrued salary of $65,000.

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

____________

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

