Form 10-K
period 2018-06-30
Bionovate Technologies Corp.
filed 2018-10-24
CIK 1575420

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2018

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

The aggregate market value of Common Stock held by non-affiliates of the Registrant on December 31, 2017, was $228,673 based on a $0.0659 average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.
15,579,749 common shares as of October 11, 2018.

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

General Overview

Our company was incorporated in the State of Nevada on October 24, 2012. Founded in Calgary, Canada, we were formed and organized to capitalize on new opportunities found in the North American market for light-emitting diode (“LED”) lighting. With China as the manufacturing backbone of future LED products, we set up an office in Guangzhou, China in search of high quality products offered by reputable manufacturers to be introduced to Canada, the United States, and abroad.  In November 2016, we acquired Energy Alliance Labs Inc. (“Energy Alliance”), which is the 80% owner of Human Energy Alliance Laboratories Corp., an Idaho corporation (“HEAL”).  HEAL is a “green technology” and retail company with the mission of developing and distributing technologies that relieve its customers of certain burdens, while simultaneously decreasing the energy they use.  HEAL’s primary products are mid-sized wind turbines, small solar panels and related controllers and inverters.

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

Our Current Business

Bionovate Technologies Corp. is a medical device company that intends to develop the first automated treatment for age spots (solar lentigines). The technology (patent issued) uses a “scan and treat” protocol that removes age spots accurately and completely without disturbing the surrounding skin area. Current methods of treatment (lasers and manual liquid nitrogen spray devices) are either painful, costly, or require a physician to perform the procedure. The Bionovate system would be safe and would produce excellent results and can be used for other types of skin lesions. Its operation would require minimal user interaction and users can be trained in minutes. Bionovate Technologies is also looking into developing novel cancer detection methods based on its electronic imaging patent.

Principal Products and Services

Bionovate Technologies system is superior to the current methods. It is safer, quicker and easier-to-use and provides better results with minimal patient recovery time. The first product will be an automated computerized system that treats age spots anywhere on the body. The platform technology will allow subsequent systems to treat other types of skin lesions on all areas of the body. Each age spot will be treated in just a few seconds and the entire treatment requires less than fifteen minutes. Training and operation will be easy and straightforward. The energy source, cryogen, is well understood and the “pre-determined treatment protocols” allow for unrivaled safety, efficacy, and minimal (if any) pain.

Distribution Methods

The company expects to sell its systems to physicians and spas across the globe. The cost of the system includes a modest initial outlay for the device and a charge for a proprietary disposable for each treatment. Bionovate’s pricing for the device and disposable provides physician offices and spas with revenue and margins that exceed their business target ROI. The treatments are private-pay which avoids the insurance reimbursement and paperwork cycle and provides new direct revenue to physicians. In addition, the Company’s pricing structure allows physicians to present affordable pricing to patients. The simplicity of the system should allow non-physicians to act as operators freeing up the physician to conduct other revenue producing activities.

Competition

Current market offerings in the segment of age spots treatment are limited to lasers and manual cryo which are painful, carry a high cost and require expertise. In the case of manual cryo, there are too many variables and uncertain effectiveness as well as long healing times.

Dependence on One or a Few Major Customers

We have not yet established a customer base, but we expect to be able to not depend on a single distributor or customer.

Patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts

Bionovate Technologies Corp current owns two patents: U.S. Patent No. 6,858,007 "Method and system for automatic classification and quantitative evaluation of adnexal masses based on a cross-sectional or projectional images of the adnexs and U.S. Patent No. 7,963,959 “Automated Cryogenic Skin Treatment”.

Need for Government Approval

Medical devices regulation is set by the FDA. In the case of the technologies we are looking to develop, we would need FDA 510(k) Class II approval.

Compliance with Government Regulation

There is a long history of the FDA approving such medical devices. The clearance review cycle is 90 days and we expect to be able to pass clinical testing cost-effectively.

Research and Development

We have not yet spent any significant funds on R&D yet.

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

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted on the Pink Sheets of the OTC Markets, under the symbol "BIIO".

The high and low bid prices for our common stock as quoted on the Pink Open Market, for the periods indicated are as follows:

	High		Low

Year 2018:
Fourth Quarter Ended June 30, 2018		$1.13		$0.56
Third Quarter Ended March 31, 2018		$3.00		$0.0421
Second Quarter Ended December 31, 2017		$19.98		$0.0401
First Quarter Ended September 30, 2017		$3.75		$1.6575

Year 2017:
Fourth Quarter Ended June 30, 2017		$17.95		$1.85
Third Quarter Ended March 31, 2017		$407.50		$12.50
Second Quarter Ended December 31, 2016		$241.50		$9.50
First Quarter Ended September 30, 2016	$	N/A	$	N/A

Our shares are issued in registered form. VStock Transfer, 18 Lafayette PL, Woodmere NY 11598 (Telephone: (212) 828-8436; Facsimile: (646) 536-3179), is the registrar and transfer agent for our common shares.

On October 11, 2018, our company had 6 registered shareholders with 15,579,749 shares of common stock outstanding.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended June 30, 2018 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended June 30, 2018.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended June 30, 2018.

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

Results of Operations - Years Ended June 30, 2018 and 2017

The following summary of our results of operations should be read in conjunction with our consolidated financial statements for the years ended June 30, 2018 and 2017, which are included herein.

Our operating results for the year ended June 30, 2018 and 2017, and the changes between those periods for the respective items are summarized as follows:

	Year Ended
	June 30,
	2018	2017
Revenues	$-	$5,386
Cost of goods sold	-	(4,480)
Operating Expenses	(118,877)	(88,640)
Total other income	(1,621,859)	(253,348)
Gain from Discontinued Operations	-	21,359
Net Loss	$(1,740,736)	$(324,211)

We recognized no revenues during the year ended June 30, 2018.

Net loss was $1,740,736 for year ended June 30, 2018 and $324,211 for the year ended June 30, 2017. The increase in net loss was primarily due to loss on settlement of debt of $1,549,439.

Operating expenses for the year ended June 30, 2018 and June 30, 2017 were $118,877 and $88,640 respectively. Operating expenses during 2018 and 2017 were primarily attributed to general and administration expenses of $72,536 and $33,354 and professional fees of $46,341 and $55,286, respectively. The increase in general and administration expenses is primarily due to management fee.

Liquidity and Capital

Working capital (deficit)

	June 30,	June 30,
	2018	2017
Current Assets	$-	$-
Current Liabilities	$309,682	$229,148
Working Capital (Deficit)	$(309,682)	$(229,148)

Cash flow

	Year Ended
	June 30,
	2018	2017
Net Cash Provided by Operating Activities	$20,000	$10,604
Net Cash Provided by investing Activities	$(20,000)	$7,064
Net Cash Provided Used in Financing Activities	$-	$(17,588)
Effect of Exchange Rate Changes on Cash	$-	$(1,016)
Net Increase (Decrease) In Cash During the year	$-	$(936)

As of June 30, 2018, we had a working capital deficit of $309,682 compared to a working capital deficit of $229,148 as of June 30, 2017. As of June 30, 2018, we had current assets of $0 (2017 - $0) and current liabilities of $309,682 (2017 - $229,148).

Cash Flows from Operating Activities

For the year ended June 30, 2018, net cash flows provided by operating activities was $0 consisting of a net loss of $1,740,736 and was offset by non-cash gain and loss of $1,633,925 and changes in operation assets and liabilities of $106,811. For the year ended June 30, 2017, net cash flows provided by operating activities was $10,604 consisting of a net loss of $324,211 and was offset by non-cash gain and loss of $256,519 and changes in operation assets and liabilities of $83,290 and increased net cash used in discontinued operation activities of $4,994.

Cash Flows Used in Investing Activities

For the years ended June 30, 2018 and 2017, we received $0 and $7,064 of cash in investing activities, respectively. For the years ended June 30, 2017, we received $3,754 from acquisition of subsidiaries and used $1,406 from disposal of subsidiaries and received $4,716 from discontinued investing activities.

Cash Flows from Financing Activities

For the year ended June 30, 2018, and 2017, we used $0 and $17,588 from financing activities, respectively. For the year ended June 30, 2017, we received $5,593 from loan payable and used $23,181 for common stock repurchases.

Liquidity and Capital Resources

Our cash balance at June 30, 2018 was $0, with $309,682 in outstanding current liabilities, consisting of accounts payable and accrued liabilities of $40,506, due to related parties of $186,281 and convertible notes payable of $82,895. We estimate total expenditures over the next 12 months are expected to be approximately $80,000.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Bionovate Technologies Corp

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Bionovate Technologies Corp as of June 30, 2018 and 2017, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company's auditor since 2018

Lakewood, CO

October 22, 2018

Bionovate Technologies Corp

BALANCE SHEETS

	June 30,	June 30,
	2018	2017

ASSETS
Current Assets
Cash	$-	$-
Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$40,506	$38,744
Due to related parties	186,281	147,185
Convertible notes payable	82,895	43,219
Total Current Liabilities	309,682	229,148

TOTAL LIABILITIES	309,682	229,148

Stockholders' Deficit
Preferred stock: 90,000,000 authorized; $0.0001 par value - no shares issued and outstanding	-	-
Common stock: 100,000,000 authorized; $0.0001 par value 15,579,749 and 299,400 shares issued and outstanding, respectively	1,558	30
Additional paid in capital	2,056,059	383,372
Accumulated other comprehensive income	-	14,013
Accumulated deficit	(2,367,299)	(626,563)
Total Deficit	(309,682)	(229,148)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

The accompanying notes are an integral part of these financial statements

Bionovate Technologies Corp

STATEMENT OF OPERATIONS

	Year Ended
	June 30,
	2018	2017

Revenues	$-	$5,386
Cost of goods sold	-	4,480
Gross profit	-	906

Operating Expenses
General and administration	72,536	33,354
Professional	46,341	55,286
Total operating expenses	118,877	88,640

Net loss from operations	(118,877)	(87,734)

Other income (expense)
Realized foreign currency gain	15,012	658
Interest expense	(67,432)	(60,607)
Impairment of intangible assets and goodwill	(20,000)	(226,007)
Gain from disposal of subsidiaries	-	32,608
Loss on settlement of debt	(1,549,439)	-
Total other expense	(1,621,859)	(253,348)

Net loss before taxes	(1,740,736)	(341,082)

Discontinued operations
Loss from discontinued operations	-	(4,488)
Gain from sale of investment	-	21,359
Gain from discontinued operations	-	16,871

Net loss	$(1,740,736)	$(324,211)

Net loss attributable to the non-controlling interest	-	(898)
Net loss attributable to MJP International Ltd.	$(1,740,736)	$(323,313)

Comprehensive income (loss)	$(1,740,736)	$(323,313)
Foreign currency adjustment	(14,013)	(1,679)
Comprehensive loss	$(1,754,749)	$(324,992)

Basic and dilutive loss per share
Continuing operations	$(0.27)	$(1.14)
Discontinuing operations	$-	$0.06
Net loss	$(0.27)	$(1.09)
Weighted average number of shares outstanding	6,340,325	298,018

The accompanying notes are an integral part of these financial statements

Bionovate Technologies Corp

 STATEMENT OF STOCKHOLDERS’ DEFICIENCY

				Accumulated
			Additional	Other		Non-
	Common Stock		Paid in	Comprehensive	Accumulated	controlling
	Shares	Amount	Capital	Income	Deficit	Interest	Total

Balance, June 30, 2016	322,170	$32	$113,774	$15,692	$(280,133)	$-	$(150,635)

Share issuance per assets acquisition	80,000	8	199,992	-	-	-	200,000
Share repurchase	(130,000)	(13)	(637)	-	-	-	(650)
Share repurchase	(12,770)	(1)	(63)	-	(23,117)	-	(23,181)
Common stock issued for conversion of debt	40,000	4	9,996	-	-	-	10,000
Debt forgiveness	-	-	4,461	-	-	-	4,461
Non-controlling interest	-	-	-	-	-	(2,678)	(2,678)
Deconsolidation	-	-	-	-	-	3,576	3,576
Beneficial conversion feature	-	-	55,849	-	-	-	55,849
Foreign currency translation	-	-	-	(1,679)	-	-	(1,679)
Net loss	-	-	-	-	(323,313)	(898)	(324,211)

Balance, June 30, 2017	299,400	$30	$383,372	$14,013	$(626,563)	$-	$(229,148)

Debt forgiveness							-
Common stock issued for conversion of debt	2,280,000	228	11,172	-	-	-	11,400
Common stock issued for settlement of debt	13,000,000	1,300	1,613,139	-	-	-	1,614,439
Adjustment to common stock	349	-	-	-	-	-	-
Beneficial conversion feature	-	-	48,376	-	-	-	48,376
Foreign currency translation	-	-	-	(14,013)	-	-	(14,013)
Net loss	-	-	-	-	(1,740,736)	-	(1,740,736)

Balance, June 30, 2018	15,579,749	$1,558	$2,056,059	$-	$(2,367,299)	$-	$(309,682)

The accompanying notes are an integral part of these financial statements

Bionovate Technologies Corp

STATEMENT OF CASH FLOWS

	Year Ended
	June 30,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continued operations	$(1,740,736)	$(341,082)
Loss from discontinued operation	-	(4,488)
Gain from sale of investment	-	21,359
Net loss	$(1,740,736)	$(324,211)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Expenses paid by convertible notes	28,376	9,969
Impairment of intangible assets and goodwill	20,000	226,007
Gain from disposal of subsidiaries	-	(32,608)
Amortization of debt discount	51,122	53,151
Loss on settlement of debt	1,549,439	-
Foreign currency adjustment	(15,012)	-
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	41,811	10,131
Accrued salary	65,000	-
Due to related parties	-	73,159
Net cash provided by continuing operating activities	-	15,598
Net cash used in discontinuing operating activities	-	(4,994)
Net cash provided by operating activities	-	10,604

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash from acquisition	-	3,754
Disposal of subsidiaries	-	(1,406)
Net cash provided by continuing investing activities	-	2,348
Net cash provided by discontinuing investing activities	-	4,716
Net cash provided by investing activities	-	7,064

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan payable	-	5,593
Common stock repurchases	-	(23,181)
Net cash used in financing activities	-	(17,588)

Effect of exchange rate changes on cash	-	(1,016)

Net change in cash and cash equivalents	-	(936)
Cash and cash equivalents, beginning of period	-	936
Cash and cash equivalents, end of period	$-	$-

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-cash transactions:
80,000 shares issued due to assets acquisition	$-	$200,000
130,000 shares cancelled due to disposal of subsidy	$-	$650
Net assets acquired from Energy Alliance	$-	$84,000
Net liabilities acquired from Energy Alliance	$-	$(19,290)
Net assets acquired from HEAL	$-	$4,498
Net liabilities acquired from HEAL	$-	$(15,215)
Convertible note exchanged for due to related parties	$-	$27,641
Beneficial conversion feature	$28,376	$55,849
Common stock issued for conversion of debt	$11,400	$10,000
Debt forgiveness	$-	$4,461
Accounts payable paid by related party	$41,025	$-
Common stock issued for settlement of debt	$1,614,439	$-
Convertible notes issued for purchase of patents	$20,000	$-

The accompanying notes are an integral part of these financial statements

Bionovate Technologies Corp

NOTES TO THE FINANCIAL STATEMENTS

NOTE 1 – NATURE AND CONTINUANCE OF OPERATIONS

Bionovate Technologies Corp. (the “Company”, or the “Corporation”) was incorporated in the state of Nevada, United States on October 24, 2012 under the name MJP International Ltd. On December 1, 2017, the Company’s corporate name was changed to Bionovate Technologies Corp.

The Corporation was formed and organized to capitalize on new opportunities found in the North American market for light-emitting diode (“LED”) lighting. With China as the manufacturing backbone of future LED products, the Corporation has set up an office in Guangzhou, China in search of high-quality products offered by reputable manufacturers to be introduced to Canada, the United States, and abroad. The Corporation has set out further details of the acquisition below as well as in Notes 3 and 4 to these consolidated financial statements.

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

Our executive offices are located at 3006 E. Goldstone Drive, Suite 218, Meridian, ID 83642. Our telephone number is (208) 231 – 1606.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has an accumulated deficit at June 30, 2018 of $2,367,299, is in a net liability position and needs cash to maintain its operations.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Corporation’s financial statements included herein are prepared under the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

Principles of Consolidation

These financial statements include the Corporation’s wholly owned subsidiaries MJP Lighting Solutions Ltd., MJP Holdings Ltd. and Energy Alliance Lab Inc., and Human Energy Alliance Laboratories Corp., which is 80% owned by Energy Alliance. All subsidiaries were disposed during the year ended June 30, 2018. All inter-company accounts and transactions before the Company disposed of these subsidiaries have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Business Combination

In our accounting for business combinations, judgment is required in determining whether an intangible asset is identifiable, and should be recorded separately from goodwill. Additionally, estimating the acquisition date fair values of the identifiable assets acquired and liabilities assumed involves considerable management judgment. The necessary measurements are based on information available on the acquisition date and are based on expectations and assumptions that have been deemed reasonable by management. These judgments, estimates, and assumptions can materially affect our financial position and profit for several reasons, including the following:

•	Subsequent negative changes in the estimated fair values of assets may result in additional expense from impairment charges.

•	Subsequent changes in the estimated fair values of liabilities and provisions may result in additional expense (if increasing the estimated fair value) or additional income (if decreasing the estimated fair value).

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

Comprehensive Loss

The Corporation adopted FASB ASC 220, “Reporting Comprehensive Income”, which establishes standards for the reporting and display of comprehensive income and its components in the financial statements. Comprehensive income consists of net income and other gains and losses affecting stockholders’ equity that are excluded from net income, such as unrealized gains and losses on investments available for sale, foreign currency translation gains and losses and minimum pension liability. Since inception, the Corporation’s other comprehensive income represents foreign currency translation adjustments.

Basic and Diluted Loss per Common Stock

FASB ASC 260, “Earnings per share” requires dual presentation of basic and diluted earnings per share (EPS) with a reconciliation of the numerator and denominator of the EPS computations. Basic earnings per share amounts are based on the weighted average shares of common stock outstanding. If applicable, diluted earnings per stock would assume the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. Diluted net income (loss) per common stock on the potential exercise of the equity-based financial instruments is not presented where anti-dilutive.

Fair Value of Financial Instrument

The Corporation follows FASB ASC 820, “Fair Value Measurements and Disclosures”, for all financial instruments and non-financial instruments accounted for at fair value on a recurring basis. This new accounting standard establishes a single definition of fair value and a framework for measuring fair value, sets out a fair value hierarchy to be used to classify the source of information used in fair value measurement and expands disclosures about fair value measurements required under other accounting pronouncements. It does not change existing guidance as to whether or not an instrument is carried at fair value. The Corporation defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

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

Impairment of Long-Lived Assets

Impairment losses on long-lived assets are recognized when events or changes in circumstances indicate that the undiscounted cash flows estimated to be generated by such assets are less than their carrying value and, accordingly, all or a portion of such carrying value may not be recoverable. Impairment losses are then measured by comparing the fair value of assets to their carrying amounts. During the year ended June 30, 2018 and 2017, the Company recognized impairment loss of $20,000 and $226,007, respectively

Revenue Recognition

The Corporation follows FASB ASC 606, “Revenue from Contracts with Customers” for revenue recognition. The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

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

Income Taxes

The Corporation follows FASB ASC Topic 820, “Income Taxes” which requires the use of the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carry forwards and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled. The tax consequences of most events recognized in the current year’s financial statements are included in determining income taxes currently payable. However, because tax laws and financial accounting standards differ in their recognition and measurement of assets, liabilities, equity, revenues, expenses, gains and losses, differences arise between the amount of taxable income and pre-tax financial income for a year and between the tax bases of assets or liabilities and their reported amounts in the financial statements.

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

The Corporation has adopted FASB guidance on accounting for uncertainty in income taxes which provides a financial statement recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. Under this guidance, the Corporation may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The guidance also extends to de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures.

Recent Accounting Pronouncements

The Company adopts new pronouncements relating to generally accepted accounting principles applicable to the Company as they are issued, which may be in advance of their effective date. Management does not believe that any recently issued, but not yet effective accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

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

Patent

During the year ended June 30, 2018, the Company purchased patents for convertible notes of $20,000.

During the period ended June 30, 2018, we determined that the carrying value of patents exceeded its fair value at the measurement date, requiring step two in the impairment test process. The fair value of the patents was determined primarily using an income approach based on the present value of discounted cash flows. We determined the implied fair value of patents was substantially below the carrying value of the reporting unit. Accordingly, we recognized a impairment loss of $20,000, which resulted in patent of $0 as of June 30, 2018.

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

January 1,
2017
Cash	$15,284
Inventory	1,010
Accounts payable	(6,771)
Credit card	(2,549)
Due to related party	(28,239)
Loan payable	(9,057)
Estimated warranty liabilities	(2,852)
Net liabilities	(33,174)
Non-controlling interest	3,576
Assumption of due to related party	(28,239)
Consideration for past services provided by Executive to the company	20,000
Gain on sale of Energy Alliance	$21,359

NOTE 7 – CONVERTIBLE NOTE

Convertible notes payable at June 30, 2018 and June 30, 2017, consists of the following:

	June 30,	June 30,
	2018	2017
Dated November 1, 2016	$4,439	$8,239
Dated January 1, 2017 - 1	10,489	14,289
Dated January 1, 2017 - 2	6,200	10,000
Dated January 1, 2017 - 3	3,422	3,468
Dated June 30, 2017	9,969	9,969
Dated April 1, 2018 -1	10,000	-
Dated April 1, 2018 -2	10,000	-
Dated June 30, 2018	28,376
Total convertible notes payable	82,895	45,965

Less: Unamortized debt discount	-	(2,746)
Total convertible notes	82,895	43,219

Less: current portion of convertible notes	82,895	43,219
Long-term convertible notes	$-	$-

For the year ended June 30, 2018 and 2017, the Company recognized interest expense of $16,310 and $6,442 and amortization of discount, included in interest expense, of $51,122 and $53,151, respectively. As of June 30, 2018, and 2017, the Company recorded accrued interest of $23,727 and $6,703, respectively

Dated November 1, 2016

On November 1, 2016, the Company issued a convertible note with a conversion price of $0.005 to extinguish debt of $18,239. The convertible note is unsecured, bears interest at 4% per annum and due and payable on November 1, 2017. The Company recorded a discount on the convertible note due to a beneficial conversion feature of $18,239. During the year ended June 30, 2018, the convertible note of $3,800 was converted into 760,000 shares of common stock.

Dated January 1, 2017 - 1

On January 1, 2017, the Company issued a convertible note with a conversion price of $0.005 to extinguish amounts due to related parties of $10,000. The convertible note is unsecured, bears interest at 45% per annum, has no maturity date and is due on demand. The Company recorded a discount on the convertible note due to a beneficial conversion feature of $10,000. During the year ended June 30, 2018, the convertible note of $3,800 was converted into 760,000 shares of common stock.

Dated January 1, 2017 - 2

On January 1, 2017, the Company issued a convertible note with a conversion price of $0.005 to extinguish amounts due to related parties of $14,289. The convertible note is unsecured, bears interest at 45% per annum, has no maturity date and due on demand. The Company recorded a discount on the convertible note due to a beneficial conversion feature of $14,289. During the year ended June 30, 2018, the convertible note of $3,800 was converted into 760,000 shares of common stock.

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

Dated April 1, 2018 - 1

On April 1, 2018, the Company issued a convertible note of $10,000 with a conversion price of $0.01 to pay a purchase of a patent of $10,000. The convertible note is unsecured, bears interest at 45% per annum, has no maturity date and is due on demand. The Company recorded a discount on the convertible note due to a beneficial conversion feature of $10,000.

Dated April 1, 2018 - 2

On April 1, 2018, the Company issued a convertible note of $10,000 with a conversion price of $0.01 to pay a purchase of a patent of $10,000. The convertible note is unsecured, bears interest at 45% per annum, has no maturity date and is due on demand. The Company recorded a discount on the convertible note due to a beneficial conversion feature of $10,000.

Dated June 30, 2018

On June 30, 2018, the Company issued a convertible note with a conversion price of $0.01 to pay operating expenses of $28,376. The convertible note is unsecured, bears interest at 30% per annum, has no maturity date and is due on demand. The Company recorded a discount on the convertible note due to a beneficial conversion feature of $28,376.

NOTE 8 – DUE TO RELATED PARTIES

The Corporation was obligated to shareholders for funds advanced to the Corporation for working capital. The advances are unsecured and no interest rate or payback schedule has been established.

During the year ended June 30, 2018 and 2017, the Corporation borrowed a total amount of $0 and $73,159 from shareholders, respectively.

During the year ended June 30, 2018, the Company’s CEO paid accounts payable of $41,025 on behalf of the Company. The loans are unsecured, non-interest bearing and due on demand.

On July 1, 2017, the Company entered into an employment agreement with CEO of the Company which the Company shall pay a cash based base salary of $65,000 from July 1, 2017 through December 31, 2017. For the year ended June 30, 2018, the Company recorded management fee of $65,000.

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

As of June 30, 2018, and 2017, the Corporation owed related parties $186,281 and $147,185, respectively.

NOTE 9 – EQUITY

Preferred Stock

The Company is authorized to issue 90,000,000 shares of preferred stock at a par value of $0.0001.

No shares were issued and outstanding as of June 30, 2018 and 2017, respectively.

Common Stock

The Company is authorized to issue 100,000,000 shares of common stock at a par value of $0.0001.

During the year ended June 30, 2018, the Company issued common stock as follows;

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

As at June 30, 2018 and 2017, 15,579,749 and 299,400 shares of common stock were issued and outstanding, respectively.

As at June 30, 2018 and 2017, there were no warrants or options outstanding.

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

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act (the “Act”) resulting in significant modifications to existing law. The Company has completed the accounting for the effects of the Act during the year ended June 30, 2018. The Company’s financial statements for the year ended June 30, 2018 reflect certain effects of the Act which includes a reduction in the corporate tax rate from 34% to 21% as well as other changes.

The provision for refundable federal income tax at 21% consists of the following for the periods ending:

	June 30,	June 30,
	2018	2017
Federal income tax benefit attributed to:
Net operating loss	$25,237	$18,402
Valuation	(25,237)	(18,402)
Net benefit	$-	$-

The cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows:

	June 30,	June 30,
	2018	2017
Deferred tax attributed:
Net operating loss carryover	$142,643	$117,406
Effect of change in the statutory rate	(56,685)	-
Less: change in valuation allowance	(85,958)	(117,406)
Net deferred tax asset	-	-

The Corporation has $409,324 (2017 - $289,149) of loss carry forwards in the United States that begin to expire in 2033. No tax benefits have been recognized in these consolidated financial statements as the criteria for recognition has not been met.

NOTE 11 – SUBSEQUENT EVENT

On July 5, 2018, the Company issued convertible notes of $60,000 with a conversion price pf $0.01 to extinguish amounts due to related parties of $146,975 (C$191,000). The convertible notes are unsecured, bears interest at 30% per annum, has no maturity date and due on demand.

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

Item 9A. Controls and Procedures

Evaluation of Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer, as of June 30, 2018, concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure for the reasons noted below.

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

As of June 30, 2018, management conducted an evaluation of the effectiveness of internal control over financial reporting based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management concluded that our internal control over financial reporting for that period was not effective.

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

Item 9B. Other Information

On January 11, 2018 we entered into a Patent Purchase and License Agreement with Lily Innovation Advisors Ltd. Pursuant to the terms of the agreement, Lily Innovation agreed to assign to our company all of its right, title and interest in a Patent for an Automated Cryogenic Skin Treatment. As consideration for the Patent, we have paid to Lily Innovation $10,000 and have agreed to pay an ongoing royalty through December 31, 2036 of one percent (1%) of net sales of all products sold by our company that are derived from the invention covered by the Patent.

A Notice of Recordation of Assignment Document was filed in the Units States Patent and Trademark Office on January 31, 2018 for the transfer of the Patent.

On February 19, 2018 we entered into a Patent Purchase and License Agreement with Ramot at Tel-Aviv University Ltd. Pursuant to the terms of the agreement, Ramot agreed to assign to our company all of its right, title and interest in a Patent for the method and system for automatic classification and quantitative evaluation of Adnexal Masses based on a cross-sectional or projectional images of Adnex. As consideration for the Patent, we have paid to Ramot $10,000 and have agreed to pay an ongoing royalty through December 31, 2018 of one percent (1%) of the net sales of all products sold by our company that are derived from the invention covered by the Patent.

A Notice of Recordation of Assignment Document was filed in the Units States Patent and Trademark Office on March 5, 2018 for the transfer of the Patent.

On April 1, 2018, we issued a convertible promissory note of $10,000 to a non-related party. The convertible note is unsecured, bears interest at 45% per annum, is due on demand and is convertible at $0.01 per share.

On April 1, 2018, we issued a convertible promissory note of $10,000 to a non-related party. The convertible note is unsecured, bears interest at 45% per annum, is due on demand and is convertible at $0.01 per share.

On June 30, 2018, we issued a convertible promissory note of $28,376.19 to a non-related party. The convertible note is unsecured, bears interest at 30% per annum, is due on demand and is convertible at $0.01 per share.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Liao Zu Guo	Chief Executive Officer, Chief Financial Officer and director.	32	November 16, 2016

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Liao Zu Guo - Chief Executive Officer, Chief Financial Officer and Director

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

Board and Committee Meetings

Our board of directors held no formal meetings during the year ended June 30, 2018. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Florida Business Corporation Act and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

As of June 30, 2018, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

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

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended June 30, 2018 and 2017; and

(c)	up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended June 30, 2018 and 2017, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa-tion ($)	Change in Pension Value and Nonqualified Deferred Compensa-tion Earnings ($)	All Other Compensa-tion ($)	Total ($)
Liao Zu Guo(1) CEO,	2018	65,000	-	-	-	-	-	-	65,000
CFO and Director	2017	-	-	-	-	-	-	-	-

(1)	Mr. Guo was appointed Chief Executive Officer, Chief Financial Officer, Chief Operating Officer and Director on November 16, 2016.

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

Grants of Plan-Based Awards

During the fiscal year ended June 30, 2018 we did not grant any stock options.

Option Exercises and Stock Vested

During our fiscal year ended June 30, 2018 there were no options exercised by our named officers.

Compensation of Directors

We do not have any agreements for compensating our directors for their services in their capacity as directors, although such directors are expected in the future to receive stock options to purchase shares of our common stock as awarded by our board of directors.

No compensation was paid to non-employee directors for the year ended June 30, 2018.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of October 11, 2018, certain information with respect to the beneficial ownership of our common and preferred shares by each shareholder known by us to be the beneficial owner of more than 5% of our common and preferred shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common and preferred stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common and preferred stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Liao Zu Guo 3651 Lindell Road, Suite D1141 Las Vegas, NV 89103	13,080,000	83.955%

Directors and Executive Officers as a Group	13,080,000	83.955%

Chang Sheng Mao Gan Yuan Road East 14 Hao Yi Xiang, Ling Cheng Town Lingshan County, Guangxi Guangxi, China	780,000	5.006%

Greater than 5% Shareholders as a Group	780,000	5.006%

_________________

(1)	Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on October 11, 2018. As of October 11, 2018 there were 15,579,749 shares of our company’s common stock issued and outstanding.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended June 30, 2018, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

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

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended June 30, 2018 and for fiscal year ended June 30, 2017 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	June 30, 2018	June 30, 2017
Audit Fees	$23,548	$30,406
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$23,548	$30,406

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	Financial Statements

(1)	Financial statements for our company are listed in the index under Item 8 of this document.

(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibit Number	Description
(10)	Material Contracts
10.1*	Patent Purchase and License Agreement between our company and Lily Innovation Advisors Ltd., dated January 11, 2018
10.2*	Patent Purchase and License Agreement between our company and Ramot at Tel-Aviv University Ltd., dated February 19, 2018
(31)	Rule 13a-14 (d)/15d-14d) Certifications
31.1*	Section 302 Certification by the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1**	Section 906 Certification by the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
101**	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith. ** Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

BIONOVATE TECHNOLOGIES CORP.
(Registrant)
Dated: October 24, 2018
/s/ Liao Zu Guo
Liao Zu Guo
Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: October 24, 2018	/s/ Liao Zu Guo
Liao Zu Guo
Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

