Form 10-Q
period 2018-09-30
Bionovate Technologies Corp.
filed 2018-11-19
CIK 1575420

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2018

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number: 333-188152

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☒

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

15,579,749 common shares issued and outstanding as of November 13, 2018.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Bionovate Technologies Corp

CONDENSED INTERIM BALANCE SHEETS

(Unaudited)

	September 30,	June 30,
	2018	2018
ASSETS
Current Assets
Cash	$-	$-
Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$67,687	$40,506
Due to related parties	41,025	186,281
Convertible notes payable	142,956	82,895
Total Current Liabilities	251,668	309,682

TOTAL LIABILITIES	251,668	309,682

Stockholders' Deficit
Preferred stock: 90,000,000 authorized; $0.0001 par value - no shares issued and outstanding	-	-
Common stock: 100,000,000 authorized; $0.0001 par value 15,579,749 shares issued and outstanding	1,558	1,558
Additional paid in capital	2,201,582	2,056,059
Accumulated deficit	(2,454,808)	(2,367,299)
Total Deficit	(251,668)	(309,682)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

The accompanying notes are an integral part of these condensed interim financial statements

Bionovate Technologies Corp

CONDENSED INTERIM STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended
	September 30,
	2018	2017

Revenues	$-	$-
Cost of goods sold	-	-
Gross profit	-	-

Operating Expenses
General and administration	4,930	33,412
Professional	10,171	1,230
Total operating expenses	15,101	34,642

Net loss from operations	(15,101)	(34,642)

Other income (expense)
Foreign currency gain	(374)	6,197
Interest expense	(72,034)	(5,335)
Total other income (expense)	(72,408)	862

Net loss before taxes	(87,509)	(33,780)

Net loss	$(87,509)	$(33,780)

Comprehensive loss	$(87,509)	$(33,780)
Foreign currency adjustment	-	(14,013)
Comprehensive loss	$(87,509)	$(47,793)

Basic and dilutive loss per share
Net loss	$(0.01)	$(0.11)
Weighted average number of shares outstanding	15,579,749	299,400

The accompanying notes are an integral part of these condensed interim financial statements

Bionovate Technologies Corp

CONDENSED INTERIM STATEMENT OF CASH FLOWS

(Unaudited)

	Three Months Ended
	September 30,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(87,509)	$(33,780)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of debt discount	60,000	2,060

Foreign currency adjustment	328	(6,197)
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	27,181	5,417
Accrued salary	-	32,500
Net cash provided by operating activities	-	-

Net change in cash and cash equivalents	-	-
Cash and cash equivalents, beginning of period	-	-
Cash and cash equivalents, end of period	$-	$-

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-cash transactions:
Convertible note exchanged for due to related parties	$60,000	$-
Beneficial conversion feature	$60,000	$-
Debt forgiveness	$85,523	$-
Accounts payable paid by related party	$-	$15,532

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

Our executive offices are located at 3006 E. Goldstone Drive, Suite 218, Meridian, ID 83642. Our telephone number is (208) 231 – 1606.

Going Concern

These condensed interim financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Corporation and its subsidiaries will be able to meet its obligations and continue its operations for the next fiscal year. Realizable values may be substantially different from carrying values as shown and these condensed interim financial statements, which do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Corporation be unable to continue as a going concern. At September 30, 2018, the Corporation had not yet achieved profitable operations and has an accumulated loss of $2,454,808 since inception. The Corporation expects to incur further losses, all of which casts substantial doubt about the Corporation’s ability to continue as a going concern. The Corporation’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management anticipates that additional funding will be in the form of equity financing from the sale of common stock. Management may also seek to obtain short-term loans from the directors of the Corporation. There are no current arrangements in place for equity funding or short-term loans.

NOTE 2 – BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three months ended September 30, 2018, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2018. For further information, refer to the financial statements and footnotes thereto included in the Corporation’s filed Form 10-K for the year ended June 30, 2018.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

Revenues are recognized when control of the promised goods or services are transferred to a customer, in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services. The Company applies the following five steps in order to determine the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its agreements:

•	identify the contract with a customer;
•	identify the performance obligations in the contract;
•	determine the transaction price;
•	allocate the transaction price to performance obligations in the contract; and
•	recognize revenue as the performance obligation is satisfied.

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

NOTE 4 – CONVERTIBLE NOTE

Convertible notes payable at September 30, 2018 and June 30, 2018, consists of the following:

	September 30,	June 30,
	2018	2018
Dated November 1, 2016	$4,439	$4,439
Dated January 1, 2017 - 1	10,489	10,489
Dated January 1, 2017 - 2	6,200	6,200
Dated January 1, 2017 - 3	3,483	3,422
Dated June 30, 2017	9,969	9,969
Dated April 1, 2018 - 1	10,000	10,000
Dated April 1, 2018 - 2	10,000	10,000
Dated June 30, 2018	28,376	28,376
Dated July 5, 2018 - 1	30,000	-
Dated July 5, 2018 - 2	15,000	-
Dated July 5, 2018 - 3	15,000	-
Total convertible notes payable	142,956	82,895

Less: Unamortized debt discount	-	-
Total convertible notes	142,956	82,895

Less: current portion of convertible notes	142,956	82,895

For the three months ended September 30, 2018 and 2017, the Company recognized interest expense of $12,034 and $3,275 and amortization of discount, included in interest expense, of $60.000 and $2,060, respectively. As of September 30, 2018, and June 30, 2018, the Company recorded accrued interest of $35,808 and $23,727, respectively

Dated November 1, 2016

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

Dated April 1, 2018 – 1 and 2

On April 1, 2018, the Company issued 2 convertible notes totaling of $20,000 with a conversion price of $0.01 to pay a purchase of a patent of $10,000. The convertible note is unsecured, bears interest at 45% per annum, has no maturity date and is due on demand. The Company recorded a discount on the convertible note due to a beneficial conversion feature of $20,000.

Dated June 30, 2018

On June 30, 2018, the Company issued a convertible note with a conversion price of $0.01 to pay operating expenses of $28,376. The convertible note is unsecured, bears interest at 30% per annum, has no maturity date and is due on demand. The Company recorded a discount on the convertible note due to a beneficial conversion feature of $28,376.

Dated July 5, 2018 – 1, 2 and 3

On June 30, 2018, the Company issued 3 convertible notes totaling of $60,000 with a conversion price of $0.01 to extinguish amounts due to related parties of $145,523. The convertible notes are unsecured, bears interest at 30% per annum, has no maturity date and is due on demand. The Company recorded a discount on the convertible notes due to a beneficial conversion feature of $60,000. The Company recorded a discount on the convertible note due to a beneficial conversion feature of $60,000.

NOTE 5 – DUE TO RELATED PARTIES

As at September 30, 2018, the Company was obligated to shareholders for funds advanced to the Corporation for working capital.

During the three months ended September 30, 2018, the Company’s CEO paid accounts payable of $41,025 on behalf of the Company. The loans are unsecured, non-interest bearing and due on demand.

On July 5, 2018, the Company settled due to related parties of $145,523 (CAD 191,000) by issuing convertible notes of $60,000 to the third parties (Note 4). As a result, the Company recorded debt forgiveness of $85,523 as additional paid in capital.

As of September 30, 2018, and June 30, 2018, due to related party was $41,025 and $186,281, respectively.

NOTE 6 – CAPITAL STOCK

During the three months ended September 30, 2018, there were no issuance of common stock.

As at September 30, 2018 and June 30, 2018, 15,579,749 shares of common stock were issued and outstanding.

As at September 30, 2018, there were no warrants or options outstanding.

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

As used in this quarterly report, the terms “we”, “us”, “our” and “our company” mean Bionovate Technologies Corp., unless otherwise indicated.

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

Current Business

We are a medical device company that intends to develop the first automated treatment for age spots (solar lentigines). The technology (patent issued) uses a “scan and treat” protocol that removes age spots accurately and completely without disturbing the surrounding skin area. Current methods of treatment (lasers and manual liquid nitrogen spray devices) are either painful, costly, or require a physician to perform the procedure. The Bionovate system would be safe and would produce excellent results and can be used for other types of skin lesions. Its operation would require minimal user interaction and users can be trained in minutes. We are also looking into developing novel cancer detection methods based on its electronic imaging patent.

Results of Operations

Our operations for the three months ended September 30, 2018 are outlined below:

Three months ended September 30, 2018 compared to three months ended September 30, 2017.

	Three Months Ended
	September 30,		Change
	2018	2017	Amount	%
Revenues	$-	$-	$-	-
Operating Expenses	(15,101)	(34,642)	19,541	(56%)
Total other income (expense)	(72,408)	862	(73,270)	(8,500%)
Net Loss	$(87,509)	$(33,780)	$(53,729)	159%

For the three months ended September 30, 2018 and 2017, we had no revenue.

Our operating expenses, for the three months ended September 30, 2018 were $15,101 compared to $34,642 for the same period in 2017. The decrease in operating expenses was primarily as a result of a decrease in management fee.

Our total other expense, for the three months ended September 30, 2018 were $72,408 compared to $862 for the same period in 2017. Other income (expense) consists of foreign currency gain (loss) of ($374) and $6,197, and interest expense of $$72,034 and $5,335, respectively, for the three months ended September 30, 2018 and 2017.

The increase in net loss for the three months ended September 30, 2018 is a result of an increase in an increase in other expense offset by a decrease in management fee.

Liquidity and Capital Resources

The following table provides selected financial data about our company as of September 30, 2018 and June 30, 2018, respectively.

Working Capital

	September 30,	June 30,
	2018	2018
Current Assets	$-	$-
Current Liabilities	$251,668	$309,682
Working Capital (Deficit)	$(251,668)	$(309,682)

On September 30, 2018, our Company’s cash balance was $0 and total assets were $0. On June 30, 2018, our Company’s cash balance was $0 and total assets were $0.

On September 30, 2018, our Company had total liabilities of $251,668, compared with total liabilities of $309,682 as at June 30, 2018.

On September 30, 2018, our Company had working capital deficiency of $251,668 compared with working capital deficiency of $309,682 as at June 30, 2018. The decrease in working capital deficiency was primarily attributed to a decrease in due to related parties.

Cash Flows

Three Months Ended
September 30,
	2018	2017
Net Cash Provided by Operating Activities	$-	$-
Net Cash Provided by Investing Activities	$-	$-
Net Cash Provided by Financing Activities	$-	$-
Net Change in Cash During the Period	$-	$-

Cash Flow from Operating Activities

During the three months ended September 30, 2018, our Company used $0 in operating activities, compared to $0 provided by operating activities during the three months ended September 30, 2017.

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

Critical Accounting Policies

Revenue Recognition

Revenues are recognized when control of the promised goods or services are transferred to a customer, in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services. The Company applies the following five steps in order to determine the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its agreements:

•	identify the contract with a customer;
•	identify the performance obligations in the contract;
•	determine the transaction price;
•	allocate the transaction price to performance obligations in the contract; and
•	recognize revenue as the performance obligation is satisfied.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2018. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended September 30, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

BIONOVATE TECHNOLOGIES CORP.
(Registrant)

Dated: November 19, 2018	/s/ Liao Zu Guo
Liao Zu Guo
Chief Executive Officer, Chief Financial Officer, Chief Operating Officer and Director
(Principal Executive Officer, Principal Financial Officer an Principal Accounting Officer)

