Form 10-Q
period 2018-12-31
Bionovate Technologies Corp.
filed 2019-02-14
CIK 1575420

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ YES     ☐ NO

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ YES     ☐ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

15,579,749 common shares issued and outstanding as of February 14, 2019.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Bionovate Technologies Corp

CONDENSED INTERIM BALANCE SHEETS

(Unaudited)

	December 31,	June 30,
	2018	2018

ASSETS
Current Assets
Cash	$-	$-
Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$80,596	$40,506
Due to related parties	41,025	186,281
Convertible notes payable	160,074	82,895
Total Current Liabilities	281,695	309,682

TOTAL LIABILITIES	281,695	309,682

Stockholders’ Deficit
Preferred stock: 90,000,000 authorized; $0.0001 par value - no shares issued and outstanding	-	-
Common stock: 100,000,000 authorized; $0.0001 par value 15,579,749 shares issued and outstanding	1,558	1,558
Additional paid in capital	2,218,884	2,056,059
Accumulated deficit	(2,502,137)	(2,367,299)
Total Deficit	(281,695)	(309,682)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

The accompanying notes are an integral part of these condensed interim financial statements

Bionovate Technologies Corp

CONDENSED INTERIM STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2018	2017	2018	2017

Revenues	$-	$-	$-	$-

Operating Expenses
General and administration	-	36,767	4,930	70,179
Professional	18,337	5,559	28,508	6,789
Total operating expenses	18,337	42,326	33,438	76,968

Net loss from operations	(18,337)	(42,326)	(33,438)	(76,968)

Other income (expense)
Realized foreign currency gain (loss)	342	1,966	(32)	8,163
Interest expense	(29,334)	(4,810)	(101,368)	(10,145)
Total other expense	(28,992)	(2,844)	(101,400)	(1,982)

Net loss before taxes	(47,329)	(45,170)	(134,838)	(78,950)

Net loss	$(47,329)	$(45,170)	$(134,838)	$(78,950)

Comprehensive income (loss)	$(47,329)	$(45,170)	$(134,838)	$(78,950)
Foreign currency adjustment	-	-	-	(14,013)
Comprehensive loss	$(47,329)	$(45,170)	$(134,838)	$(92,963)

Basic and dilutive loss per share
Net loss	$(0.00)	$(0.15)	$(0.01)	$(0.26)
Weighted average number of shares outstanding	15,579,749	299,400	15,579,749	299,400

The accompanying notes are an integral part of these condensed interim financial statements

Bionovate Technologies Corp

CONDENSED INTERIM STATEMENT OF CASH FLOWS

(Unaudited)

	Six Months Ended
	December 31,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(134,838)	$(78,950)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Expenses paid by convertible notes	17,302	-
Amortization of debt discount	77,302	2,746
Foreign currency adjustment	32	(8,163)
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	40,202	19,367
Accrued salary	-	65,000
Net cash provided by operating activities	-	-

Net change in cash and cash equivalents	-	-
Cash and cash equivalents, beginning of period	-	-
Cash and cash equivalents, end of period	$-	$-

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-cash transactions:
Beneficial conversion feature	$77,302	$-
Accounts payable paid by related party	$-	$26,801
Debt forgiveness	$85,523	$-

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

Our executive offices are located at 3006 E. Goldstone Drive, Suite 218, Meridian, ID 83642. Our telephone number is (208) 231 – 1606.

Going Concern

These condensed interim financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Corporation and its subsidiaries will be able to meet its obligations and continue its operations for the next fiscal year. Realizable values may be substantially different from carrying values as shown and these condensed interim financial statements, which do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Corporation be unable to continue as a going concern. At December 31, 2018, the Corporation had not yet achieved profitable operations and has an accumulated loss of $2,502,137 since inception. The Corporation expects to incur further losses, all of which casts substantial doubt about the Corporation’s ability to continue as a going concern. The Corporation’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management anticipates that additional funding will be in the form of equity financing from the sale of common stock. Management may also seek to obtain short-term loans from the directors of the Corporation. There are no current arrangements in place for equity funding or short-term loans.

NOTE 2 – BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the six months ended December 31, 2018, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2018. For further information, refer to the financial statements and footnotes thereto included in the Corporation’s filed Form 10-K for the year ended June 30, 2018.

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

NOTE 4 – CONVERTIBLE NOTE

Convertible notes payable at December 31, 2018 and June 30, 2018, consists of the following:

	December 31,	June 30,
	2018	2018
Dated November 1, 2016	$4,439	$4,439
Dated January 1, 2017 - 1	10,489	10,489
Dated January 1, 2017 - 2	6,200	6,200
Dated January 1, 2017 - 3	3,299	3,422
Dated June 30, 2017	9,969	9,969
Dated April 1, 2018 - 1	10,000	10,000
Dated April 1, 2018 - 2	10,000	10,000
Dated June 30, 2018	28,376	28,376
Dated July 5, 2018 - 1	30,000	-
Dated July 5, 2018 - 2	15,000	-
Dated July 5, 2018 - 3	15,000	-
Dated December 31, 2018	17,302	-
Total convertible notes payable	160,074	82,895

Less: Unamortized debt discount	-	-
Total convertible notes	160,074	82,895

Less: current portion of convertible notes	160,074	82,895
Long-term convertible notes	$-	$-

For the six months ended December 31, 2018 and 2017, the Company recognized interest expense of $24,066 and $7,399 and amortization of discount, included in interest expense, of $77,302 and $2,746, respectively. As of December 31, 2018, and June 30, 2018, the Company recorded accrued interest of $47,682 and $23,727, respectively

Dated November 1, 2016

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

Dated December 31, 2018

On December 31, 2018, the Company issued a convertible note with a conversion price of $0.005 to pay operating expenses of $17,302. The convertible note is unsecured, bears interest at 35% per annum, has no maturity date and is due on demand. The Company recorded a discount on the convertible notes due to a beneficial conversion feature of $17,302.

NOTE 5 – DUE TO RELATED PARTIES

As at December 31, 2018, the Company was obligated to shareholders for funds advanced to the Corporation for working capital.

On July 5, 2018, the Company settled due to related parties of $145,523 (CAD 191,000) by issuing convertible notes of $60,000 to the third parties (Note 4). As a result, the Company recorded debt forgiveness of $85,523 as additional paid in capital.

As of December 31, 2018, and June 30, 2018, due to related party was $41,025 and $186,281, respectively.

NOTE 6 – CAPITAL STOCK

During the six months ended December 31, 2018, there were no issuance of common stock.

As at December 31, 2018 and June 30, 2018, 15,579,749 shares of common stock were issued and outstanding.

As at December 31, 2018, there were no warrants or options outstanding.

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

Results of Operations

Our operations for the three and six months ended December 31, 2018 and 2017 are outlined below:

Three months ended December 31, 2018 compared to three months ended December 31, 2017.

	Three Months Ended
	December 31,		Change
	2018	2017	Amount	%
Revenues	$-	$-	$-	-
Operating Expenses	(18,337)	(42,326)	23,989	(57%)
Total other expenses	(28,992)	(2,844)	(26,148)	919%
Net Loss	$(47,329)	$(45,170)	$(2,159)	5%

For the three months ended December 31, 2018 and 2017, we had no revenue. Expenses for the three months ended December 31, 2018 totaled $47,329 resulting in a net loss of $47,329 as compared to a net loss of $45,170 for the three months ended December 31, 2017. The decrease in operating expenses for the three months ended December 31, 2018 is a result of a decrease in management fee. The increase in other expenses for the three months ended December 31, 2018 is a result of an increase in interest expense.

Six months ended December 31, 2018 compared to six months ended December 31, 2017.

	Six Months Ended
	December 31,		Change
	2018	2017	Amount	%
Revenues	$-	$-	$-	-
Operating Expenses	(33,438)	(76,968)	43,530	(57%)
Total other income	(101,400)	(1,982)	(99,418)	5,016%
Net Loss	$(134,838)	$(78,950)	$(55,888)	71%

For the six months ended December 31, 2018 and 2017, we had no revenue. Expenses for the six month period ended December 31, 2018 totaled $134,838 resulting in a net loss of $134,838 as compared to a net loss of $78,950 for the six months ended December 31, 2017. The decrease in operating expenses for the six months ended December 31, 2018 is a result of a decrease in management fee. The increase in other expenses for the three months ended December 31, 2018 is a result of an increase in interest expense.

Liquidity and Capital Resources

The following table provides selected financial data about our company as of December 31, 2018 and June 30, 2018, respectively.

Working Capital

	December 31,	June 30,
	2018	2018
Current Assets	$-	$-
Current Liabilities	$281,695	$309,682
Working Capital (Deficit)	$(281,695)	$(309,682)

Cash Flows

Six Months Ended
December 31,
	2018	2017
Net Cash Provided by Operating Activities	$-	$-
Net Cash Provided by Investing Activities	$-	$-
Net Cash Provided by Financing Activities	$-	$-
Net Change in Cash During the Period	$-	$-

On December 31, 2018, our Company’s cash balance was $0 and total assets were $0. On June 30, 2018, our Company’s cash balance was $0 and total assets were $0.

On December 31, 2018, our Company had total liabilities of $281,695 , compared with total liabilities of $309,682 as at June 30, 2018.

On December 31, 2018, our Company had working capital deficiency of $281,695 compared with working capital deficiency of $309,682 as at June 30, 2018. The decrease in working capital deficiency was primarily attributed to a decrease in due to related parties.

Cash Flow from Operating Activities

During the six months ended December 31, 2018, our Company used $0 in operating activities, compared to $0 provided by operating activities during the six months ended December 31, 2017.

Cash Flow from Investing Activities

During the six months ended December 31, 2018 and 2017, our Company did not have any investing activities.

Cash Flow from Financing Activities

During the six months ended December 31, 2018 and 2017, our Company did not have any financing activities.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2018. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the period ended December 31, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

BIONOVATE TECHNOLOGIES CORP.
(Registrant)

Dated: February 14, 2019	/s/ Liao Zu Guo
Liao Zu Guo
Chief Executive Officer, Chief Financial Officer, Chief Operating Officer and Director
(Principal Executive Officer, Principal Financial Officer an Principal Accounting Officer)

