Form 10-Q
period 2019-03-31
Bionovate Technologies Corp.
filed 2019-05-15
CIK 1575420

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number 333-188152

BIONOVATE TECHNOLOGIES CORP.
(Exact name of registrant as specified in its charter)

Nevada	33-1229553
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Rothschild Blvd 22, Tel Aviv-Yafo, Israel	6688218
(Address of principal executive offices)	(Zip Code)

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

15,579,749 common shares issued and outstanding as of May 14, 2019.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Bionovate Technologies Corp

CONDENSED INTERIM BALANCE SHEETS

(Unaudited)

	March 31,	June 30,
	2019	2018

ASSETS
Current Assets
Cash	$-	$-
Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$93,004	$40,506
Due to related parties	41,025	186,281
Convertible notes payable	166,573	82,895
Total Current Liabilities	300,602	309,682

TOTAL LIABILITIES	300,602	309,682

Stockholders’ Deficit
Preferred stock: 90,000,000 authorized; $0.0001 par value - no shares issued and outstanding	-	-
Common stock: 100,000,000 authorized; $0.0001 par value 15,579,749 shares issued and outstanding	1,558	1,558
Additional paid in capital	2,225,311	2,056,059
Accumulated deficit	(2,527,471)	(2,367,299)
Total Deficit	(300,602)	(309,682)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

The accompanying notes are an integral part of these condensed interim financial statements

Bionovate Technologies Corp

CONDENSED INTERIM STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2019	2018	2019	2018

Revenues	$-	$-	$-	$-

Operating Expenses
General and administration	875	1,361	5,805	71,540
Professional	4,517	9,211	33,025	16,000
Total operating expenses	5,392	10,572	38,830	87,540

Net loss from operations	(5,392)	(10,572)	(38,830)	(87,540)

Other income (expense)
Realized foreign currency gain (loss)	(136)	3,815	(168)	11,977
Interest expense	(19,806)	(3,497)	(121,174)	(13,641)
Loss on settlement of debt	-	(1,549,439)	-	(1,549,439)
Total other expense	(19,942)	(1,549,121)	(121,342)	(1,551,103)

Net loss before taxes	(25,334)	(1,559,693)	(160,172)	(1,638,643)

Net loss	$(25,334)	$(1,559,693)	$(160,172)	$(1,638,643)

Comprehensive income (loss)	$(25,334)	$(1,559,693)	$(160,172)	$(1,638,643)
Foreign currency adjustment	-	-	-	(14,013)
Comprehensive loss	$(25,334)	$(1,559,693)	$(160,172)	$(1,652,656)

Basic and dilutive loss per share
Net loss	$(0.00)	$(0.17)	$(0.01)	$(0.50)
Weighted average number of shares outstanding	15,579,749	9,348,576	15,579,749	3,271,757

The accompanying notes are an integral part of these condensed interim financial statements

Bionovate Technologies Corp

STATEMENT OF STOCKHOLDERS’ DEFICIENCY

(Unaudited)

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, June 30, 2018	15,579,749	$1,558	$2,056,059	$(2,367,299)	$(309,682)

Debt forgiveness		-	85,523	-	85,523
Beneficial conversion feature		-	60,000	-	60,000
Net loss	-	-	-	(87,509)	(87,509)

Balance, September 30, 2018	15,579,749	$1,558	$2,201,582	$(2,454,808)	$(251,668)

Beneficial conversion feature		-	17,302	-	17,302
Net loss	-	-	-	(47,329)	(47,329)

Balance, December 31, 2018	15,579,749	$1,558	$2,218,884	$(2,502,137)	$(281,695)

Beneficial conversion feature		-	6,427	-	6,427
Net loss	-	-	-	(25,334)	(25,334)

Balance, March 31, 2019	15,579,749	$1,558	$2,225,311	$(2,527,471)	$(300,602)

				Accumulated
			Additional	Other
	Common Stock		Paid in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income	Deficit	Total

Balance, June 30, 2017	299,400	$30	$383,372	$14,013	$(626,563)	$(229,148)

Foreign currency translation	-	-	-	(14,013)	-	(14,013)
Net loss	-	-	-	-	(33,780)	(33,780)

Balance, September 30, 2017	299,400	$30	$383,372	$-	$(660,343)	$(276,941)

Net loss	-	-	-	-	(45,170)	(45,170)

Balance, December 31, 2017	299,400	$30	$383,372	$-	$(705,513)	$(322,111)

Common stock issued for conversion of debt	2,280,000	228	11,172	-	-	11,400
Common stock issued for settlement of debt	13,000,000	1,300	1,613,139	-	-	1,614,439
Net loss	-	-	-	-	(1,559,693)	(1,559,693)

Balance, June 30, 2018	15,579,400	$1,558	$2,007,683	$-	$(2,265,206)	$(255,965)

The accompanying notes are an integral part of these condensed interim financial statements

Bionovate Technologies Corp

CONDENSED INTERIM STATEMENT OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	March 31,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(160,172)	$(1,638,643)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Expenses paid by convertible notes	23,729	-
Loss on settlement of debt	-	1,549,439
Amortization of debt discount	83,729	2,746
Foreign currency adjustment	168	(11,979)
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	52,546	33,437
Accrued salary	-	65,000
Net cash provided by operating activities	-	-

Net change in cash and cash equivalents	-	-
Cash and cash equivalents, beginning of period	-	-
Cash and cash equivalents, end of period	$-	$-

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-cash transactions:
Beneficial conversion feature	$83,729	$-
Accounts payable paid by related party	$-	$26,801
Debt forgiveness	$85,523	$-

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

Our executive offices are located at 3006 E. Goldstone Drive, Suite 218, Meridian, ID 83642. Our telephone number is (208) 231 – 1606.

Going Concern

These condensed interim financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Corporation and its subsidiaries will be able to meet its obligations and continue its operations for the next fiscal year. Realizable values may be substantially different from carrying values as shown and these condensed interim financial statements, which do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Corporation be unable to continue as a going concern. At March 31, 2019, the Corporation had not yet achieved profitable operations and has an accumulated loss of $2,527,471 since inception. The Corporation expects to incur further losses, all of which casts substantial doubt about the Corporation’s ability to continue as a going concern. The Corporation’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management anticipates that additional funding will be in the form of equity financing from the sale of common stock. Management may also seek to obtain short-term loans from the directors of the Corporation. There are no current arrangements in place for equity funding or short-term loans.

NOTE 2 – BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the nine months ended March 31, 2019, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2018. For further information, refer to the financial statements and footnotes thereto included in the Corporation’s filed Form 10-K for the year ended June 30, 2018.

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

NOTE 4 – CONVERTIBLE NOTE

Convertible notes payable at March 31, 2019 and June 30, 2018, consists of the following:

	March 31,	June 30,
	2019	2018
Dated November 1, 2016	$4,439	$4,439
Dated January 1, 2017 - 1	10,489	10,489
Dated January 1, 2017 - 2	6,200	6,200
Dated January 1, 2017 - 3	3,371	3,422
Dated June 30, 2017	9,969	9,969
Dated April 1, 2018 - 1	10,000	10,000
Dated April 1, 2018 - 2	10,000	10,000
Dated June 30, 2018	28,376	28,376
Dated July 5, 2018 - 1	30,000	-
Dated July 5, 2018 - 2	15,000	-
Dated July 5, 2018 - 3	15,000	-
Dated December 31, 2018	17,302	-
Dated March 31, 2019	6,427
Total convertible notes payable	166,573	82,895

Less: Unamortized debt discount	-	-
Total convertible notes	166,573	82,895

Less: current portion of convertible notes	166,573	82,895
Long-term convertible notes	$-	$-

For the nine months ended March 31, 2019 and 2018, the Company recognized interest expense of $37,445 and $10,895 and amortization of discount, included in interest expense, of $83,729 and $2,746, respectively. As of March 31, 2019, and June 30, 2018, the Company recorded accrued interest of $61,125 and $23,727, respectively

Dated November 1, 2016

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

Dated March 31, 2019

On March 31, 2019, the Company issued a convertible note with a conversion price of $0.01 to pay operating expenses of $6,427. The convertible note is unsecured, bears interest at 20% per annum, has no maturity date and is due on demand. The Company recorded a discount on the convertible notes due to a beneficial conversion feature of $6,427.

NOTE 5 – DUE TO RELATED PARTIES

As at March 31, 2019, the Company was obligated to shareholders for funds advanced to the Corporation for working capital.

On July 5, 2018, the Company settled due to related parties of $145,523 (CAD 191,000) by issuing convertible notes of $60,000 to the third parties (Note 4). As a result, the Company recorded debt forgiveness of $85,523 as additional paid in capital.

As of March 31, 2019, and June 30, 2018, due to related party was $41,025 and $186,281, respectively.

NOTE 6 – CAPITAL STOCK

During the nine months ended March 31, 2019, there were no issuance of common stock.

As at March 31, 2019 and June 30, 2018, 15,579,749 shares of common stock were issued and outstanding.

As at March 31, 2019, there were no warrants or options outstanding.

NOTE 7 - SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these financial statements were available to be issued. Based on our evaluation no material events have occurred that require disclosure.

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

Our condensed unaudited financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report.

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

On October 28, 2016, we entered into a share exchange agreement with Cohen Mizrahi, a director of our company, whereby on the same date we issued 4,000,000 shares of our common stock in exchange for 100% of the issued and outstanding equity interests of Energy Alliance.

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

On January 1, 2017, MJP entered into transfer agreement with Cohen Mizrahi, whereby we transferred 100% of the issued and outstanding equity interests of Energy Alliance for consideration of $20,000 for past services provided to our company by Mr. Guo.

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

Effective January 11, 2018, we entered into a Patent Purchase and License Agreement with Lily Innovation Advisors Ltd. wherein we agreed to purchase the rights to U.S. Patent No. 7,963,959 “Automated Cryogenic Skin Treatment” (the “Lily Patent”). We paid $10,000 as consideration for the Lily Patent, and agreed to pay royalties of one percent (1%) of the (a) net sales of all products that are derived from the invention covered under the Lily Patent and sold by our company or any licensees or transferees and (b) licensing fees, royalties or similar payments in respect of the Lily Patent received by any such entity, such royalties to be paid quarterly in January, April, July and October for all sales incurred in the previous calendar quarter.

The assignment of the Lily Patent was registered with the United States Patent and Trademark Office on January 31, 2018.

The foregoing description of the Patent Purchase and License Agreement is included to provide information regarding its terms. It does not purport to be a complete description and is qualified by its entirety by reference to the full text of the Patent Purchase and License Agreement, which is filed as Exhibit 10.1 hereto and is incorporated herein by reference.

Effective February 19, 2018, we entered into a Patent Purchase and License Agreement with Ramot at Tel-Aviv University Ltd. wherein we agreed to purchase the rights to U.S. Patent No. 6,858,007 “Method and system for automatic classification and quantitative evaluation of adnexal masses based on a cross-sectional or projectional images of the adnexs” (the “Ramot Patent”). We paid $10,000 as consideration for the Ramot Patent and agreed to pay royalties of one percent (1%) of the net sales of all products sold by our company that are derived from the invention covered by the Ramot Patent, such royalties to be paid quarterly in January, April, July and October from sales incurred in the previous calendar quarter.

The assignment of the Ramot Patent was registered with the United States Patent and Trademark Office on March 5, 2018.

Our corporate address is Rothschild Blvd 22, Tel Aviv-Yafo, Israel 6688218. We do not have a corporate website.

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

Results of Operations

Our operations for the three and nine months ended March 31, 2019 and 2018 are outlined below:

Three months ended March 31, 2019 compared to three months ended March 31, 2018.

	Three Months Ended
	March 31,		Change
	2019	2018	Amount	%
Revenues	$-	$-	$-	-
Operating Expenses	(5,392)	(10,572)	5,180	(49%)
Total other expenses	(19,942)	(1,549,121)	1,529,179	(99%)
Net Loss	$(25,334)	$(1,559,693)	$1,534,359	(98%)

For the three months ended March 31, 2019 and 2018, we had no revenue. Expenses for the three months ended March 31, 2019 totaled $25,334 resulting in a net loss of $25,334 as compared to a net loss of $1,559,693 for the three months ended March 31, 2018. The decrease in net loss for the three months ended March 31, 2019 is a result of loss on settlement of debt of $1,549,439 in 2018.

Nine months ended March 31, 2019 compared to nine months ended March 31, 2018.

	Nine Months Ended
	March 31,		Change
	2019	2018	Amount	%
Revenues	$-	$-	$-	-
Operating Expenses	(38,830)	(87,540)	48,710	(56%)
Total other expense	(121,342)	(1,551,103)	1,429,761	(92%)
Net Loss	$(160,172)	$(1,638,643)	$1,478,471	(90%)

For the nine month periods ended March 31, 2019 and March 31, 2018, we had no revenue. Expenses for the nine month period ended March 31, 2019 totaled $160,172 resulting in a net loss of $160,172 as compared to a net loss of $1,638,643 for the nine months ended March 31, 2018. The decrease in net loss for the three months ended March 31, 2019 is a result of loss on settlement of debt of $1,549,439 in 2018.

Liquidity and Capital Resources

The following table provides selected financial data about our company as of March 31, 2019 and June 30, 2018, respectively.

Working Capital

	March 31,	June 30,
	2019	2018
Current Assets	$-	$-
Current Liabilities	$300,602	$309,682
Working Capital (Deficit)	$(300,602)	$(309,682)

Cash Flows

Nine Months Ended
March 31,
	2019	2018
Net Cash Provided by Operating Activities	$-	$-
Net Cash Provided by Investing Activities	$-	$-
Net Cash Provided by Financing Activities	$-	$-
Net Change in Cash During the Period	$-	$-

On March 31, 2019, our Company’s cash balance was $0 and total assets were $0. On June 30, 2018, our Company’s cash balance was $0 and total assets were $0.

On March 31, 2019, our Company had total liabilities of $300,602, compared with total liabilities of $309,682 as at June 30, 2018.

On March 31, 2019, our Company had working capital deficiency of $300,602 compared with working capital deficiency of $309,682 as at June 30, 2018. The decrease in working capital was primarily attributed to a decrease in due to related parties.

Cash Flow from Operating Activities

During the nine months ended March 31, 2019, our Company used $0 in operating activities, compared to $0 provided by operating activities during the nine months ended March 31, 2018.

Cash Flow from Investing Activities

During the nine months ended March 31, 2019, our Company did not have any investing activities.

Cash Flow from Financing Activities

During the nine months ended March 31, 2019, our Company did not have any financing activities.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2019. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the period ended March 31, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

On April 23, 2019, Liao Zu Guo resigned as a director and as an officer of our company. Mr. Guo’s resignation was not the result of a disagreement between Mr. Guo and our company on any matter relating to our company’s operations, policies or practices. On April 23, 2019, Cohen Mizrahi was appointed as a director to replace Mr. Guo and was also appointed President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer of our company.

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

BIONOVATE TECHNOLOGIES CORP.
(Registrant)

Dated: May 15, 2019	/s/ Cohen Mizrahi
Cohen Mizrahi
Chief Executive Officer, Chief Financial Officer, Chief Operating Officer and Director
(Principal Executive Officer, Principal Financial Officer an Principal Accounting Officer)

