Form 10-K
period 2019-06-30
Bionovate Technologies Corp.
filed 2019-12-11
CIK 1575420

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2019

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission file number 333-188152

BIONOVATE TECHNOLOGIES CORP.
(Exact name of registrant as specified in its charter)

Nevada	33-1229553
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Rothschild Blvd 22, Tel Aviv-Yafo, Israel	6688218
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (208) 231-1606

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

Securities registered pursuant to Section 12(g) of the Act:

N/A
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of Common Stock held by non-affiliates of the Registrant on December 31, 2018 was $899,910 based on a $0.36 a closing bid price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

15,579,749 shares of common stock issued and outstanding as of September 30, 2019.

FORWARD-LOOKING STATEMENTS

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

Our audited financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this annual report.

Unless otherwise specified in this annual report, all dollar amounts are expressed in United States dollars and all references to “common stock” refer to shares of our common stock.

As used in this annual report, the terms “we”, “us”, “our” and “our company” mean Bionovate Technologies Corp., unless otherwise indicated.

PART I

ITEM 1. BUSINESS

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

Principal Products and Services

The Bionovate system is superior to the current methods. It is safer, quicker and easier-to-use and provides better results with minimal patient recovery time. The first product will be an automated computerized system that treats age spots anywhere on the body. The platform technology will allow subsequent systems to treat other types of skin lesions on all areas of the body. Each age spot will be treated in just a few seconds and the entire treatment requires less than fifteen minutes. Training and operation will be easy and straightforward. The energy source, cryogen, is well understood and the “pre-determined treatment protocols” allow for unrivaled safety, efficacy, and minimal (if any) pain.

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

Patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts

We currently own two patents: U.S. Patent No. 6,858,007 "Method and system for automatic classification and quantitative evaluation of adnexal masses based on a cross-sectional or projectional images of the adnexs and U.S. Patent No. 7,963,959 “Automated Cryogenic Skin Treatment”.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2. PROPERTIES

Our company owns no real property. Our principal executive offices are located at Rothschild Blvd 22, Tel Aviv-Yafo, Israel 6688218.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed for quotation on the Pink Sheets of the OTC Markets, under the symbol "BIIO".

OTC Markets securities are not listed or traded on the floor of an organized national or regional stock exchange. Instead, OTC Markets securities transactions are conducted through a telephone and computer network connecting dealers in stocks. OTC Markets issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

Holders

As of September 30, 2019, we had 5 shareholders of record of our common stock with 15,579,749 shares of common stock outstanding.

Dividends

We have not paid any cash dividends to our shareholders. The declaration of any future cash dividends is at the discretion of our board of directors and depends upon our earnings, if any, our capital requirements and financial position, our general economic conditions, and other pertinent conditions. It is our present intention not to pay any cash dividends in the foreseeable future, but rather to reinvest earnings, if any, in our business operations.

Equity Compensation Plans

Our company has not adopted any equity compensation plans and does not anticipate adopting any equity compensation plans in the near future. Notwithstanding the foregoing, because the company has limited cash resources at this time, it may issue shares or options to or enter into obligations that are convertible into shares of common stock with its employees and consultants as payment for services or as discretionary bonuses.

Recent Sales of unregistered securities

None.

Issuer Purchases of Equity Securities

There were no repurchases of common stock for the year ended June 30, 2019.

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations - Years Ended June 30, 2019 and 2018

The following summary of our results of operations should be read in conjunction with our consolidated financial statements for the years ended June 30, 2019 and 2018, which are included herein.

Our operating results for the year ended June 30, 2019 and 2018, and the changes between those periods for the respective items are summarized as follows:

	Year Ended
	June 30,
	2019	2018
Revenues	$-	$-
Operating Expenses	(56,543)	(118,877)
Total other expense	(152,353)	(1,621,859)
Net Loss	$(208,896)	$(1,740,736)

We recognized no revenues during the year ended June 30, 2019 and 2018.

Net loss was $208,896 for year ended June 30, 2019 and $1,740,736 for the year ended June 30, 2018. The decrease in net loss was primarily due to loss on settlement of debt of $1,549,439.

Operating expenses for the year ended June 30, 2019 and June 30, 2018 were $56,543 and $118,877 respectively. Operating expenses during 2019 and 2018 were primarily attributed to general and administration expenses of $16,982 and $72,536 and professional fees of $39,561 and $46,341, respectively. The decrease in general and administration expenses is primarily due to management fee.

Liquidity and Capital

Working capital (deficit)

	June 30,	June 30,
	2019	2018
Current Assets	$-	$-
Current Liabilities	$332,289	$309,682
Working Capital (Deficit)	$(332,289)	$(309,682)

Cash flow

Year Ended
June 30,
	2019	2018
Net Cash Provided by Operating Activities	$-	$-
Net Cash Provided by Investing Activities	$-	$-
Net Cash Provided by Financing Activities	$-	$-
Net Change in Cash During the Period	$-	$-

As of June 30, 2019, we had a working capital deficit of $332,289 compared to a working capital deficit of $309,682 as of June 30, 2018. As of June 30, 2019, we had current assets of $0 (2018 - $0) and current liabilities of $332,289 (2018 - $309,682).

Cash Flows from Operating Activities

For the year ended June 30, 2019, net cash flows provided by operating activities was $0 consisting of a net loss of $208,896 and was offset by non-cash gain and loss of $141,824 and changes in operation assets and liabilities of $67,072. For the year ended June 30, 2018, net cash flows provided by operating activities was $0 consisting of a net loss of $1,740,736 and was offset by non-cash gain and loss of $1,633,925 and changes in operation assets and liabilities of $106,811.

Cash Flows Used in Investing Activities

For the years ended June 30, 2019 and 2018, we did not have any investing activities.

Cash Flows from Financing Activities

For the years ended June 30, 2019 and 2018, we did not have any financing activities.

Liquidity and Capital Resources

Our cash balance at June 30, 2019 was $0, with $332,289 in outstanding current liabilities, consisting of accounts payable and accrued liabilities of $107,596, due to related parties of $41,025 and convertible notes payable of $183,668. We estimate total expenditures over the next 12 months are expected to be approximately $80,000.

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

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Bionovate Technologies Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Bionovate Technologies Corp. (the "Company") as of June 30, 2019 and 2018, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s minimal activities raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company's auditor since 2018

Lakewood, CO

December 11, 2019

Bionovate Technologies Corp

BALANCE SHEETS

	June 30,	June 30,
	2019	2018

ASSETS
Current Assets
Cash	$-	$-
Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$107,596	$40,506
Due to related parties	41,025	186,281
Convertible notes payable	183,668	82,895
Total Current Liabilities	332,289	309,682

TOTAL LIABILITIES	332,289	309,682

Stockholders' Deficit
Preferred stock: 90,000,000 authorized; $0.0001 par value - no shares issued and outstanding	-	-
Common stock: 100,000,000 authorized; $0.0001 par value 15,579,749 shares issued and outstanding	1,558	1,558
Additional paid in capital	2,242,348	2,056,059
Accumulated deficit	(2,576,195)	(2,367,299)
Total Deficit	(332,289)	(309,682)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

The accompanying notes are an integral part of these financial statements

Bionovate Technologies Corp

STATEMENT OF OPERATIONS

	Year Ended
	June 30,
	2019	2018

Revenues	$-	$-

Operating Expenses
General and administration	16,982	72,536
Professional	39,561	46,341
Total operating expenses	56,543	118,877

Net loss from operations	(56,543)	(118,877)

Other income (expense)
Realized foreign currency gain (loss)	(292)	15,012
Interest expense	(152,061)	(67,432)
Impairment of intangible assets and goodwill	-	(20,000)
Loss on settlement of debt	-	(1,549,439)
Total other expense	(152,353)	(1,621,859)

Net loss before taxes	(208,896)	(1,740,736)

Net loss	$(208,896)	$(1,740,736)

Comprehensive income (loss)	$(208,896)	$(1,740,736)
Foreign currency adjustment	-	(14,013)
Comprehensive loss	$(208,896)	$(1,754,749)

Basic and dilutive loss per share
Net loss	$(0.01)	$(0.27)
Weighted average number of shares outstanding	15,579,749	6,340,325

The accompanying notes are an integral part of these financial statements

Bionovate Technologies Corp

 STATEMENT OF STOCKHOLDERS’ DEFICIENCY

	Common Stock		Additional Paid in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Income	Deficit	Total

Balance, June 30, 2017	299,400	$30	$383,372	$14,013	$(626,563)	$(229,148)

Common stock issued for conversion of debt	2,280,000	228	11,172	-	-	11,400
Common stock issued for settlement of debt	13,000,000	1,300	1,613,139	-	-	1,614,439
Adjustment to common stock	349	-	-	-	-	-
Beneficial conversion feature	-	-	48,376	-	-	48,376
Foreign currency translation	-	-	-	(14,013)	-	(14,013)
Net loss	-	-	-	-	(1,740,736)	(1,740,736)

Balance, June 30, 2018	15,579,749	$1,558	$2,056,059	$-	$(2,367,299)	$(309,682)

Debt forgiveness		-	85,523	-	-	85,523
Beneficial conversion feature		-	100,766	-	-	100,766
Net loss	-	-	-	-	(208,896)	(208,896)

Balance, June 30, 2019	15,579,749	$1,558	$2,242,348	$-	$(2,576,195)	$(332,289)

The accompanying notes are an integral part of these financial statements

Bionovate Technologies Corp

STATEMENT OF CASH FLOWS

	Year Ended
	June 30,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(208,896)	$(1,740,736)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Expenses paid by convertible notes	40,766	28,376
Impairment of intangible assets and goodwill	-	20,000
Loss on settlement of debt	-	1,549,439
Amortization of debt discount	100,766	51,122
Foreign currency adjustment	292	(15,012)
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	67,072	41,811
Accrued salary	-	65,000
Net cash provided by operating activities	-	-

Net change in cash and cash equivalents	-	-
Cash and cash equivalents, beginning of period	-	-
Cash and cash equivalents, end of period	$-	$-

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-cash transactions:
Beneficial conversion feature	$100,766	$28,376
Accounts payable paid by related party	$-	$41,025
Debt forgiveness	$85,523	$-
Common stock issued for conversion of debt	$-	$11,400
Common stock issued for settlement of debt	$-	$1,614,439
Convertible note issued for purchased of patents	$-	$20,000

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

Our executive offices are located at 3006 E. Goldstone Drive, Suite 218, Meridian, ID 83642. Our telephone number is (208) 231 – 1606.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has an accumulated deficit at June 30, 2019 of $2,576,195, is in a net liability position and needs cash to maintain its operations.

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

The Company re-assessed its functional currency and determined as at Jul 1, 2017, its functional currency changed from the Canadian dollar to the U.S. dollar based on management’s analysis of changes in our organization. The change in functional currency is accounted for prospectively from July 1, 2017.

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

Impairment of Long-Lived Assets

Impairment losses on long-lived assets are recognized when events or changes in circumstances indicate that the undiscounted cash flows estimated to be generated by such assets are less than their carrying value and, accordingly, all or a portion of such carrying value may not be recoverable. Impairment losses are then measured by comparing the fair value of assets to their carrying amounts. During the year ended June 30, 2019 and 2018, the Company recognized impairment loss of $0 and $20,000, respectively

Revenue Recognition

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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). Under this guidance, lessees will be required to recognize on the balance sheet a lease liability and a right-of-use asset for all leases, with the exception of short-term leases. The lease liability represents the lessee’s obligation to make lease payments arising from a lease, and will be measured as the present value of the lease payments. The right-of-use asset represents the lessee’s right to use a specified asset for the lease term, and will be measured at the lease liability amount, adjusted for lease prepayment, lease incentives received and the lessee’s initial direct costs. The standard also requires a lessee to recognize a single lease cost allocated over the lease term, generally on a straight-line basis. The new guidance is effective for fiscal years beginning after December 15, 2018. ASU 2016-02 is required to be applied using the modified retrospective approach for all leases existing as of the effective date and provides for certain practical expedients. Early adoption is permitted. The Company is currently evaluating the effects that the adoption of ASU 2016-02 will have on the Company’s financial statements.

The Company adopts new pronouncements relating to generally accepted accounting principles applicable to the Company as they are issued, which may be in advance of their effective date. Management does not believe that any recently issued, but not yet effective accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

NOTE 4 – INTANGIBLE ASSETS

Patent

During the year ended June 30, 2018, the Company purchased patents for convertible notes of $20,000.

During the period ended June 30, 2018, we determined that the carrying value of patents exceeded its fair value at the measurement date, requiring step two in the impairment test process. The fair value of the patents was determined primarily using an income approach based on the present value of discounted cash flows. We determined the implied fair value of patents was substantially below the carrying value of the reporting unit. Accordingly, we recognized an impairment loss of $20,000, which resulted in patent of $0 as of June 30, 2018.

NOTE 5 – CONVERTIBLE NOTE

Convertible notes payable at June 30, 2019 and 2018, consists of the following:

	June 30,	June 30,
	2019	2018
Dated November 1, 2016	$4,439	$4,439
Dated January 1, 2017 - 1	10,489	10,489
Dated January 1, 2017 - 2	6,200	6,200
Dated January 1, 2017 - 3	3,429	3,422
Dated June 30, 2017	9,969	9,969
Dated April 1, 2018 - 1	10,000	10,000
Dated April 1, 2018 - 2	10,000	10,000
Dated June 30, 2018	28,376	28,376
Dated July 5, 2018 - 1	30,000	-
Dated July 5, 2018 - 2	15,000	-
Dated July 5, 2018 - 3	15,000	-
Dated December 31, 2018	17,302	-
Dated March 31, 2019	6,427	-
Dated June 30, 2019	17,037	-
Total convertible notes payable	183,668	82,895

Less: Unamortized debt discount	-	-
Total convertible notes	183,668	82,895

Less: current portion of convertible notes	183,668	82,895
Long-term convertible notes	$-	$-

For the year ended June 30, 2019 and 2018, the Company recognized interest expense of $51,295 and $16,310 and amortization of discount, included in interest expense, of $100,766 and $51,122, respectively. As of June 30, 2019, and 2018, the Company recorded accrued interest of $75,041 and $23,727, respectively

Dated November 1, 2016

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

Dated June 30, 2019

On June 30, 2019, the Company issued a convertible note with a conversion price of $0.005 to pay operating expenses of $17,037. The convertible note is unsecured, bears interest at 35% per annum, has no maturity date and is due on demand. The Company recorded a discount on the convertible notes due to a beneficial conversion feature of $17,037.

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

As of June 30, 2019, and 2018, the Corporation owed related parties $41,025 and $186,281, respectively.

NOTE 9 – EQUITY

Preferred Stock

The Company is authorized to issue 90,000,000 shares of preferred stock at a par value of $0.0001.

No shares were issued and outstanding as of June 30, 2019 and 2018, respectively.

Common Stock

The Company is authorized to issue 100,000,000 shares of common stock at a par value of $0.0001.

During the year ended June 30, 2019, there were no issuance of common stock.

During the year ended June 30, 2018, the Company issued common stock as follows;

•	2,280,000 shares of common stock for conversion of debt of $11,400.

•	13,000,000 shares of common stock for conversion of accrued salary of $65,000.

•	349 shares of common stock to correct the shares issued and outstanding after the reverse stock split on December 21, 2017.

As at June 30, 2019 and 2018, 15,579,749 shares of common stock were issued and outstanding, respectively.

As at June 30, 2019 and 2018, there were no warrants or options outstanding.

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

The provision for refundable federal income tax at 21% consists of the following for the periods ending:

	June 30,	June 30,
Federal income tax benefit attributed to:	2019	2018
Net operating loss	$22,707	$25,237
Valuation	(22,707)	(25,237)
Net benefit	$-	$-

The cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows:

	June 30,	June 30,
Deferred tax attributed:	2019	2018
Net operating loss carryover	$108,665	$142,643
Effect of change in the statutory rate	-	(56,685)
Less: change in valuation allowance	(108,665)	(85,958)
Net deferred tax asset	-	-

The Corporation has $517,454 of loss carry forwards in the United States that begin to expire in 2033. No tax benefits have been recognized in these consolidated financial statements as the criteria for recognition has not been met.

NOTE 11 – SUBSEQUENT EVENT

Management has evaluated subsequent events through the date these financial statements were available to be issued. Based on our evaluation no material events have occurred that require disclosure.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer, as of June 30, 2019, concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure for the reasons noted below.

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

As of June 30, 2019, management conducted an evaluation of the effectiveness of internal control over financial reporting based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management concluded that our internal control over financial reporting for that period was not effective.

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

ITEM 9B. OTHER INFORMATION

Except as provided above, there is no information to be disclosed in a report on Form 8-K during the fourth quarter of the year covered by this Form 10-K that has not been previously filed with the Securities and Exchange Commission.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a) – (b) Identification of Directors and Executive Officers.

The Company: The following individuals are current members of our Board of Directors and executive officers; all of the members of the Board are appointed until their respective successor is elected or until their resignation.

Name	Age	Positions Held	Date of Appointment
Cohen Mizrahi	55	President, Chief Executive Officer, Chief Financial Officer, Secretary and Director	April 23, 2019

(c) Identification of certain significant employees.

Our company currently does not have any significant employees.

(d) Family relationships.

None.

(e) Business experience.

Cohen Mizrahi, President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director

Dr. Cohen Mizrahi, is a graduate from the Sackler Faculty of Medicine of Tel Aviv University where he obtained a doctorate in biochemistry and molecular biology. He has been working since 2010 as an independent consultant for various medical companies around the Middle East and Asia. His consulting work includes helping companies bring their medical technologies to market and identify business opportunities for undevelopped intellectual property. He took the role of CEO at Bionovate Technologies Corp in 2019 and continues his independent work as well.

Our company believes that Dr. Mizrahi's professional background experience gives him the qualifications and skills necessary to serve as a director and officer of our company.

Employment Agreements

We have no formal employment agreements with any of our directors or officers.

(f) Involvement in certain legal proceedings.

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

Section 16(a) Beneficial Ownership Reporting Compliance

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

Board and Committee Meetings

Our board of directors held no formal meetings during the year ended June 30, 2019. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Delaware General Corporation Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

As of June 30, 2019, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

Audit Committee

We do not have an Audit Committee. The Company's board of directors performs some of the same functions of an Audit Committee, such as; recommending a firm of independent certified public accountants to audit the financial statements; reviewing the auditors' independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls. The Company does not currently have a written audit committee charter or similar document.

Audit Committee Financial Expert

Currently our audit committee consists of our entire board of directors. We do not currently have a director who is qualified to act as the head of the audit committee.

ITEM 11. EXECUTIVE COMPENSATION

The particulars of the compensation paid to the following persons:

(a)	our principal executive officer;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended June 30, 2019 and 2018; and

(c)	up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended June 30, 2019 and 2018, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa-tion ($)	Change in Pension Value and Nonqualified Deferred Compensa-tion Earnings ($)	All Other Compensa-tion ($)	Total ($)
Cohen Mizrahi(1)	2019	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
President, CEO, CFO, Secretary and Director	2018	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A

Liao Zu Guo(2)	2019	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Former President, CEO, CFO, Secretary and Director	2018	65,000	Nil	Nil	Nil	Nil	Nil	Nil	65,000

Except as disclosed, there are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive share options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that share options may be granted at the discretion of our board of directors.

(1)	Dr. Cohen Mizrahi was appointed President, Chief Executive Officer, Chief Financial Officer, Secretary and Director on April 23, 2019

(2)	Mr. Guo resigned all positions on April 23, 2019.

Grants of Plan-Based Awards

During the fiscal year ended June 30, 2019 we did not grant any stock options.

Option Exercises and Stock Vested

During our fiscal year ended June 30, 2019 there were no options exercised by our named officers.

Compensation of Directors

We do not have any agreements for compensating our directors for their services in their capacity as directors, although such directors are expected in the future to receive stock options to purchase shares of our common stock as awarded by our board of directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of September SYMBOL 61556\f wingdings \* MERGEFORMAT , 2019 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) members of our Board of Directors, and or (iii) our executive officers. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Cohen Mizrahi Rothschild Blvd 22 Tel Aviv-Yafo, Israel 6688218	Nil	Nil

Directors and Executive Officers as a Group	13,080,000	83.955%

Liao Zu Guo 3651 No. 245, Wei 7 Dui, Shilong Village Lingcheng Town, Lingshan County Guangxi, China	13,080,000	83.96%

Greater than 5% Shareholders as a Group	13,080,000	83.96%

_________________

(1)

 Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on September 30, 2019. As of September 30, 2019 there were 15,579,749 shares of our company’s common stock issued and outstanding.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Other than as described below, our company has not engaged in any transactions with any of its related persons.

Director Independence

We currently act with one director, Cohen Mizrahi.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed for the most recently completed fiscal year ended June 30, 2019 and for fiscal year ended June 30, 2018 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

Fee Category	Year Ended June 30, 2019	Year Ended June 30, 2018

Audit Fees	$17,500	$23,548
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$17,500	$23,548

Audit committee policies & procedures

We do not currently have a standing audit committee. The above services were approved by our Board of Directors.

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

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

BIONOVATE TECHNOLOGIES CORP.

Dated December 11, 2019	By:	/s/ Cohen Mizrahi
Cohen Mizrahi
President, Chief Executive Officer, Chief Financial Officer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: December 11, 2019	/s/ Cohen Mizrahi
Cohen Mizrahi
President, Chief Executive Officer, Chief Financial Officer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

