Form 10-Q
period 2019-09-30
Bionovate Technologies Corp.
filed 2019-12-23
CIK 1575420

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

15,579,749 common shares issued and outstanding as of December 18, 2019.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Bionovate Technologies Corp

BALANCE SHEETS

(Unaudited)

	September 30,	June 30,
	2019	2019

ASSETS
Current Assets
Cash	$-	$-
Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$135,951	$107,596
Due to related parties	41,025	41,025
Convertible notes payable	184,163	183,668
Total Current Liabilities	361,139	332,289

TOTAL LIABILITIES	361,139	332,289

Stockholders’ Deficit
Preferred stock: 90,000,000 authorized; $0.0001 par value - no shares issued and outstanding	-	-
Common stock: 100,000,000 authorized; $0.0001 par value 15,579,749 shares issued and outstanding	1,558	1,558
Additional paid in capital	2,242,874	2,242,348
Accumulated deficit	(2,605,571)	(2,576,195)
Total Deficit	(361,139)	(332,289)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

The accompanying notes are an integral part of these unaudited financial statements

Bionovate Technologies Corp

STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended
	September 30,
	2019	2018

Revenues	$-	$-

Operating Expenses
General and administration	-	4,930
Professional	13,412	10,171
Total operating expenses	13,412	15,101

Net loss from operations	(13,412)	(15,101)

Other income (expense)
Realized foreign currency gain (loss)	68	(374)
Interest expense	(16,032)	(72,034)
Total other expense	(15,964)	(72,408)

Net loss before taxes	(29,376)	(87,509)

Net loss	$(29,376)	$(87,509)

Basic and dilutive loss per share
Net loss	$(0.00)	$(0.01)
Weighted average number of shares outstanding	15,579,749	15,579,749

The accompanying notes are an integral part of these unaudited financial statements

Bionovate Technologies Corp

 STATEMENT OF STOCKHOLDERS’ DEFICIENCY

(Unaudited)

For the Three Months Ended September 30, 2019

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, June 30, 2019	15,579,749	$1,558	$2,242,348	$(2,576,195)	$(332,289)

Beneficial conversion feature	-	-	526	-	526
Net loss	-	-	-	(29,376)	(29,376)

Balance, September 30, 2019	15,579,749	$1,558	$2,242,874	$(2,605,571)	$(361,139)

For the Three Months Ended September 30, 2018

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, June 30, 2018	15,579,749	$1,558	$2,056,059	$(2,367,299)	$(309,682)

Debt forgiveness		-	85,523	-	85,523
Beneficial conversion feature		-	60,000	-	60,000
Net loss	-	-	-	(87,509)	(87,509)

Balance, September 30, 2018	15,579,749	$1,558	$2,201,582	$(2,454,808)	$(251,668)

The accompanying notes are an integral part of these unaudited financial statements

Bionovate Technologies Corp

STATEMENT OF CASH FLOWS

(Unaudited)

	Three Months Ended
	September 30,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(29,376)	$(87,509)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Expenses paid by convertible notes	526	-
Amortization of debt discount	526	60,000
Foreign currency adjustment	(68)	328
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	28,392	27,181
Net cash provided by operating activities	-	-

Net change in cash and cash equivalents	-	-
Cash and cash equivalents, beginning of period	-	-
Cash and cash equivalents, end of period	$-	$-

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-cash transactions:
Beneficial conversion feature	$526	$60,000
Debt forgiveness	$-	$85,523
Convertible note exchanged for due to related parties	$-	$60,000

The accompanying notes are an integral part of these unaudited financial statements

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

Our executive offices are located at 3006 E. Goldstone Drive, Suite 218, Meridian, ID 83642. Our telephone number is (208) 231 – 1606.

GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has an accumulated deficit at September 30, 2019 of $2,605,571, is in a net liability position and needs cash to maintain its operations.

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

NOTE 2– BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three months ended September 30, 2019, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2020. For further information, refer to the financial statements and footnotes thereto included in the Corporation’s filed Form 10-K for the year ended June 30, 2019.

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

NOTE 4 – CONVERTIBLE NOTE

Convertible notes payable at September 30, 2019 and June 30,2019, consists of the following:

	September 30,	June 30,
	2019	2019
Dated November 1, 2016	$4,439	$4,439
Dated January 1, 2017 - 1	10,489	10,489
Dated January 1, 2017 - 2	6,200	6,200
Dated January 1, 2017 - 3	3,398	3,429
Dated June 30, 2017	9,969	9,969
Dated April 1, 2018 - 1	10,000	10,000
Dated April 1, 2018 - 2	10,000	10,000
Dated June 30, 2018	28,376	28,376
Dated July 5, 2018 - 1	30,000	30,000
Dated July 5, 2018 - 2	15,000	15,000
Dated July 5, 2018 - 3	15,000	15,000
Dated December 31, 2018	17,302	17,302
Dated March 31, 2019	6,427	6,427
Dated June 30, 2019	17,037	17,037
Dated September 30, 2019	526	-
Total convertible notes payable	184,163	183,668

Less: Unamortized debt discount	-	-
Total convertible notes	184,163	183,668

Less: current portion of convertible notes	184,163	183,668
Long-term convertible notes	$-	$-

For the three months ended September 30, 2019 and 2018, the Company recognized interest expense of $15,506 and $12,034 and amortization of discount, included in interest expense, of $526 and $60,000, respectively. As of September 30, 2019, and June 30, 2019, the Company recorded accrued interest of $90,511 and $75,041, respectively

Dated November 1, 2016

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

Dated September 30, 2019

On September 30, 2019, the Company issued a convertible note with a conversion price of $0.005 to pay operating expenses of $526. The convertible note is unsecured, bears interest at 35% per annum, has no maturity date and is due on demand. The Company recorded a discount on the convertible notes due to a beneficial conversion feature of $526.

NOTE 5 – DUE TO RELATED PARTIES

The Corporation was obligated to shareholders for funds advanced to the Corporation for working capital. The advances are unsecured, and no interest rate or payback schedule has been established.

During the year ended June 30, 2018, the Company’s CEO paid accounts payable of $41,025 on behalf of the Company. The loans are unsecured, non-interest bearing and due on demand.

As of September 30, 2019, and June 30,2019, the company owed related parties $41,025 and $41,025, respectively.

NOTE 6 – EQUITY

Preferred Stock

The Company is authorized to issue 90,000,000 shares of preferred stock at a par value of $0.0001.

No shares were issued and outstanding as of September 30, 2019 and June 30,2019, respectively.

Common Stock

During the three months ended September 30, 2019, there were no issuance of common stock.

As at September 30, 2019 and June 30, 2019, 15,579,749 shares of common stock were issued and outstanding.

As at September 30, 2019, there were no warrants or options outstanding.

On September 26, 2019 a majority of our shareholders and our board of directors approved a resolution to affect a reverse stock split of our issued and outstanding shares of common stock on a one (1) new for 100 old basis. Upon effect of the reverse stock split, our issued and outstanding shall decrease from 15,579,749 shares of common stock to approximately 155,798 shares of common stock, all with a par value of $0.0001. Our authorized shares will remain unchanged.

The reverse stock split is currently being reviewed by the Financial Industry Regulatory Authority (FINRA).

NOTE 7 – SUBSEQUENT EVENT

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

On September 26, 2019 a majority of our shareholders and our board of directors approved a resolution to effect a reverse stock split of our issued and outstanding shares of common stock on a one (1) new for 100 old basis. Upon effect of the reverse stock split, our issued and outstanding shall decrease from 15,579,749 shares of common stock to approximately 155,798 shares of common stock, all with a par value of $0.0001. Our authorized shares will remain unchanged. As of the date of this quarterly report, the reverse stock split is being reviewed by the Financial Industry Regulatory Authority (FINRA) and has not been effected.

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

Results of Operations

Our operations for the three months ended September 30, 2019 and 2018 are outlined below:

Three months ended September 30, 2019 compared to three months ended September 30, 2018.

	Three Months Ended
	September 30,		Change
	2019	2018	Amount	%
Revenues	$-	$-	$-	-
Operating Expenses	(13,412)	(15,101)	1,689	(11%)
Total other expense	(15,964)	(72,408)	56,444	(78%)
Net Loss	$(29,376)	$(87,509)	$58,133	(66%)

For the three months ended September 30, 2019 and 2018, we had no revenue. Expenses for the three month period ended September 30, 2019 totaled $29,376 resulting in a net loss of $29,376 as compared to a net loss of $87,509 for the three months ended September 30, 2018. The decrease in net loss for the three months ended September 30, 2019 is a result of a decrease in amortization of discount.

Liquidity and Capital Resources

The following table provides selected financial data about our company as of September 30, 2019 and June 30, 2019, respectively.

Working Capital

	September 30,	June 30,	Change
	2019	2019	Amount	%
Current Assets	$-	$-	$-	-
Current Liabilities	$361,139	$332,289	28,850	9%
Working Capital (Deficit)	$(361,139)	$(332,289)	$(28,850)	9%

Cash Flows

Three Months Ended
September 30,
	2019	2018
Net Cash Provided by Operating Activities	$-	$-
Net Cash Provided by Investing Activities	$-	$-
Net Cash Provided by Financing Activities	$-	$-
Net Change in Cash During the Period	$-	$-

On September 30, 2019, our Company’s cash balance was $0 and total assets were $0. On June 30, 2019, our Company’s cash balance was $0 and total assets were $0.

On September 30, 2019, our Company had total liabilities of $361,139 , compared with total liabilities of $332,289 as at June 30, 2019.

On September 30, 2019, our Company had working capital deficiency of $361,139 compared with working capital deficiency of $332,289 as at June 30, 2019. The increase in working capital was primarily attributed to an increase in accounts payable and accrued liabilities.

Cash Flow from Operating Activities

During the three months ended September 30, 2019, our Company used $0 in operating activities, compared to $0 provided by operating activities during the three months ended September 30, 2018.

Cash Flow from Investing Activities

During the three months ended September 30, 2019, our Company did not have any investing activities.

Cash Flow from Financing Activities

During the three months ended September 30, 2019, our Company did not have any investing activities.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2019. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the period ended September 30, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

BIONOVATE TECHNOLOGIES CORP.
(Registrant)

Dated: December 23, 2019	/s/ Cohen Mizrahi
Cohen Mizrahi
Chief Executive Officer, Chief Financial Officer, Chief Operating Officer and Director
(Principal Executive Officer, Principal Financial Officer an Principal Accounting Officer)

