Form 10-Q
period 2019-12-31
Bionovate Technologies Corp.
filed 2020-03-02
CIK 1575420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended
December 31, 2019

or

☐
TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _____________________

Commission File Number
333-188152

BIONOVATE TECHNOLOGIES CORP.
(Exact name of registrant as specified in its charter)

Nevada	33-1229553
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Av Nuevo Leon, Col. Hipodromo 06100, Cuidad de Mexico	06100
(Address of principal executive offices)	(Zip Code)

(628) 300-2311
(Registrant’s telephone number, including area code)

Rothschild Blvd 22, Tel Aviv-Yafo, Israel 6688218
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
54,425,798 common shares issued and outstanding as of February 18, 2020.

Table of Content

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Bionovate Technologies Corp
BALANCE SHEETS
(Unaudited)

	December 31,	June 30,
	2019	2019

ASSETS
Current Assets
Cash	$-	$-
Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$143,663	$107,596
Due to related parties	41,025	41,025
Convertible notes payable	203,128	183,668
Total Current Liabilities	387,816	332,289

TOTAL LIABILITIES	387,816	332,289

Stockholders’ Deficit
Preferred stock: 90,000,000 authorized; $0.0001 par value - no shares issued and outstanding	-	-
Common stock: 100,000,000 authorized; $0.0001 par value 155,798 shares issued and outstanding	15	15
Additional paid in capital	2,263,309	2,243,891
Accumulated deficit	(2,651,140)	(2,576,195)
Total Deficit	(387,816)	(332,289)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

The accompanying notes are an integral part of these unaudited financial statements

Table of Content

Bionovate Technologies Corp
STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2019	2018	2019	2018

Revenues	$-	$-	$-	$-

Operating Expenses
General and administration	-	-	-	4,930
Professional	10,950	18,337	24,362	28,508
Total operating expenses	10,950	18,337	24,362	33,438

Net loss from operations	(10,950)	(18,337)	(24,362)	(33,438)

Other income (expense)
Realized foreign currency gain (loss)	(175)	342	(107)	(32)
Interest expense	(34,444)	(29,334)	(50,476)	(101,368)
Total other expense	(34,619)	(28,992)	(50,583)	(101,400)

Net loss before taxes	(45,569)	(47,329)	(74,945)	(134,838)

Net loss	$(45,569)	$(47,329)	$(74,945)	$(134,838)

Basic and dilutive loss per share
Net loss	$(0.29)	$(0.30)	$(0.48)	$(0.87)
Weighted average number of shares outstanding	155,798	155,798	155,798	155,798

The accompanying notes are an integral part of these unaudited financial statements

Table of Content

Bionovate Technologies Corp
STATEMENT OF STOCKHOLDERS’ DEFICIENCY
(Unaudited)

For the Six Months Ended December 31, 2019

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, June 30, 2019	155,798	$15	$2,243,891	$(2,576,195)	$(332,289)

Beneficial conversion feature	-	-	526	-	526
Net loss	-	-	-	(29,376)	(29,376)

Balance, September 30, 2019	155,798	$15	$2,244,417	$(2,605,571)	$(361,139)

Beneficial conversion feature	-	-	18,892	-	18,892
Net loss	-	-	-	(45,569)	(45,569)

Balance, December 31, 2019	155,798	$15	$2,263,309	$(2,651,140)	$(387,816)

For the Six Months Ended December 31, 2018

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, June 30, 2018	155,798	$15	$2,057,602	$(2,367,299)	$(309,682)

Debt forgiveness		-	85,523	-	85,523
Beneficial conversion feature		-	60,000	-	60,000
Net loss	-	-	-	(87,509)	(87,509)

Balance, September 30, 2018	155,798	$15	$2,203,125	$(2,454,808)	$(251,668)

Beneficial conversion feature		-	17,302	-	17,302
Net loss	-	-	-	(47,329)	(47,329)

Balance, December 31, 2018	155,798	$15	$2,220,427	$(2,502,137)	$(281,695)

The accompanying notes are an integral part of these unaudited financial statements

Table of Content

Bionovate Technologies Corp
STATEMENT OF CASH FLOWS
(Unaudited)

	Six Months Ended
	December 31,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(74,945)	$(134,838)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Expenses paid by convertible notes	19,418	17,302
Amortization of debt discount	19,418	77,302
Foreign currency adjustment	107	32
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	36,002	40,202
Net cash provided by operating activities	-	-

Net change in cash and cash equivalents	-	-
Cash and cash equivalents, beginning of period	-	-
Cash and cash equivalents, end of period	$-	$-

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-cash transactions:
Beneficial conversion feature	$19,418	$77,302
Debt forgiveness	$-	$85,523

The accompanying notes are an integral part of these unaudited financial statements

Table of Content

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

On October 1, 2019, a majority of our shareholders approved a reverse stock split on a basis of 100 old shares for one (1) new share of our issued and outstanding common stock. No fractional shares of common stock will be issued as a result of the reverse split. Any fractional shares that would have resulted from the reverse split will be rounded up to the next whole number.

As a result of the reverse split, our issued and outstanding shares of common stock will decrease from 15,579,749 to 155,798 shares of common stock. We confirm that our authorized capital will remain unchanged.

The reverse split has been reviewed by the Financial Industry Regulatory Authority (FINRA) and has been approved for filing with an effective date of January 9, 2020. All share and per share information in these financial statements retroactively reflect this stock distribution.

Effective January 28, 2020, the Company amended a 20% Convertible Note originally issued on March 31, 2019 (the “Note”). The Note reduces the interest rate from 20% to 0 and changes the conversion price from $0.01 to $0.0001.

Effective January 28, 2020, the Note was assigned to Evergreen Solutions Ltd., and was immediately converted for the issuance of 54,270,000 shares of common stock of the Company resulting in a change of control.

On February 3, 2020, Cohen Mizrahi resigned as a director and as an officer of our company. Dr. Mizrahi's resignation was not the result of a disagreement between Dr. Mizrahi and our company on any matter relating to our company's operations, policies or practices. On February 3, 2020, David Magana Gonzalez was appointed as a director to replace Dr. Mizrahi and he was also appointed President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer of our company.

GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has an accumulated deficit at December 31, 2019 of $2,651,140, is in a net liability position and needs cash to maintain its operations.

Table of Content

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

NOTE 2– SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis Of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the six months ended December 31, 2019, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2020. For further information, refer to the financial statements and footnotes thereto included in the Corporation’s filed Form 10-K for the year ended June 30, 2019.

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

Table of Content

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

NOTE 3 – CONVERTIBLE NOTE

Convertible notes payable at December 31, 2019 and June 30,2019, consists of the following:

	December 31,	June 30,
	2019	2019
Dated November 1, 2016	$4,439	$4,439
Dated January 1, 2017 - 1	10,489	10,489
Dated January 1, 2017 - 2	6,200	6,200
Dated January 1, 2017 - 3	3,471	3,429
Dated June 30, 2017	9,969	9,969
Dated April 1, 2018 - 1	10,000	10,000
Dated April 1, 2018 - 2	10,000	10,000
Dated June 30, 2018	28,376	28,376
Dated July 5, 2018 - 1	30,000	30,000
Dated July 5, 2018 - 2	15,000	15,000
Dated July 5, 2018 - 3	15,000	15,000
Dated December 31, 2018	17,302	17,302
Dated March 31, 2019	6,427	6,427
Dated June 30, 2019	17,037	17,037
Dated September 30, 2019	526	-
Dated December 31, 2019	18,892	-
Total convertible notes payable	203,128	183,668

Less: Unamortized debt discount	-	-
Total convertible notes	203,128	183,668

Less: current portion of convertible notes	203,128	183,668
Long-term convertible notes	$-	$-

For the six months ended December 31, 2019 and 2018, the Company recognized interest expense of $31,058 and $24,066 and amortization of discount, included in interest expense, of $19,418 and $77,302, respectively. As of December 31, 2019, and June 30, 2019, the Company recorded accrued interest of $106,162 and $75,041, respectively

Dated November 1, 2016

On November 1, 2016, the Company issued a convertible note with a conversion price of $0.50 to extinguish debt of $18,239. The convertible note is unsecured, bears interest at 4% per annum and due and payable on November 1, 2017. The Company recorded a discount on the convertible note due to a beneficial conversion feature of $18,239.

Dated January 1, 2017 - 1

On January 1, 2017, the Company issued a convertible note with a conversion price of $0.50 to extinguish amounts due to related parties of $10,000. The convertible note is unsecured, bears interest at 45% per annum, has no maturity date and due on demand. The Company recorded a discount on the convertible note due to a beneficial conversion feature of $10,000.

Table of Content

Dated January 1, 2017 - 2

On January 1, 2017, the Company issued a convertible note with a conversion price of $0.50 to extinguish amounts due to related parties of $14,289. The convertible note is unsecured, bears interest at 45% per annum, has no maturity date and due on demand. The Company recorded a discount on the convertible note due to a beneficial conversion feature of $14,289.

Dated January 1, 2017 - 3

On January 1, 2017, the Company issued a convertible note with a conversion price of $0.50 to extinguish amounts due to related parties of $3,352 (Canadian dollar (“CAD”) $4,500). The convertible note is unsecured, bears interest at 45% per annum, has no maturity date and due on demand. The Company recorded a discount on the convertible note due to a beneficial conversion feature of $3,352 (CAD $4,500). The difference of amount was a result of change of exchange rate.

Dated June 30, 2017

On June 30, 2017, the Company issued a convertible note with a conversion price of $1.00 to pay operating expenses of $9,969. The convertible note is unsecured, bears interest at 35% per annum, has no maturity date and due on demand. The Company recorded a discount on the convertible note due to a beneficial conversion feature of $9,969.

Dated April 1, 2018 – 1 and 2

On April 1, 2018, the Company issued 2 convertible notes totaling of $20,000 with a conversion price of $$1.00 to pay a purchase of a patent of $10,000. The convertible note is unsecured, bears interest at 45% per annum, has no maturity date and is due on demand. The Company recorded a discount on the convertible note due to a beneficial conversion feature of $20,000.

Dated June 30, 2018

On June 30, 2018, the Company issued a convertible note with a conversion price of $1.00 to pay operating expenses of $28,376. The convertible note is unsecured, bears interest at 30% per annum, has no maturity date and is due on demand. The Company recorded a discount on the convertible note due to a beneficial conversion feature of $28,376.

Dated July 5, 2018 – 1, 2 and 3

On June 30, 2018, the Company issued 3 convertible notes totaling of $60,000 with a conversion price of $1.00 to extinguish amounts due to related parties of $145,523. The convertible notes are unsecured, bears interest at 30% per annum, has no maturity date and is due on demand. The Company recorded a discount on the convertible notes due to a beneficial conversion feature of $60,000.

Dated December 31, 2018

On December 31, 2018, the Company issued a convertible note with a conversion price of $0.50 to pay operating expenses of $17,302. The convertible note is unsecured, bears interest at 35% per annum, has no maturity date and is due on demand. The Company recorded a discount on the convertible notes due to a beneficial conversion feature of $17,302.

Dated March 31, 2019

On March 31, 2019, the Company issued a convertible note with a conversion price of $1.00 to pay operating expenses of $6,427. The convertible note is unsecured, bears interest at 20% per annum, has no maturity date and is due on demand. The Company recorded a discount on the convertible notes due to a beneficial conversion feature of $6,427.

Table of Content

Dated June 30, 2019

On June 30, 2019, the Company issued a convertible note with a conversion price of $0.50 to pay operating expenses of $17,037. The convertible note is unsecured, bears interest at 35% per annum, has no maturity date and is due on demand. The Company recorded a discount on the convertible notes due to a beneficial conversion feature of $17,037.

Dated September 30, 2019

On September 30, 2019, the Company issued a convertible note with a conversion price of $0.50 to pay operating expenses of $526. The convertible note is unsecured, bears interest at 35% per annum, has no maturity date and is due on demand. The Company recorded a discount on the convertible notes due to a beneficial conversion feature of $526.

Dated September 30, 2019

On December 31, 2019, the Company issued a convertible note with a conversion price of $0.005 to pay operating expenses of $18,892. The convertible note is unsecured, bears interest at 35% per annum, has no maturity date and is due on demand. The Company recorded a discount on the convertible notes due to a beneficial conversion feature of $18,892.

NOTE 4 – DUE TO RELATED PARTIES

The Corporation was obligated to shareholders for funds advanced to the Corporation for working capital. The advances are unsecured, and no interest rate or payback schedule has been established.

During the year ended June 30, 2018, the Company’s CEO paid accounts payable of $41,025 on behalf of the Company. The loans are unsecured, non-interest bearing and due on demand.

As of December 31, 2019, and June 30,2019, the company owed related parties $41,025 and $41,025, respectively.

NOTE 5 – EQUITY

Preferred Stock

The Company is authorized to issue 90,000,000 shares of preferred stock at a par value of $0.0001.

No shares were issued and outstanding as of December 31, 2019 and June 30,2019, respectively.

Common Stock

The Company is authorized to issue 100,000,000 shares of preferred stock at a par value of $0.0001.

During the six months ended December 31, 2019, there were no issuance of common stock.

As at December 31, 2019 and June 30, 2019, 155,798 shares of common stock were issued and outstanding.

As at December 31, 2019, there were no warrants or options outstanding.

NOTE 6 – SUBSEQUENT EVENT

Effective January 28, 2020, the Company amended a 20% Convertible Note originally issued on March 31, 2019 (the “Note”). The Note reduces the interest rate from 20% to 0 and changes the conversion price from $0.01 to $0.0001.

Effective January 28, 2020, the Note of $6,427 dated March 31, 2019 was assigned to Evergreen Solutions Ltd., and $5,427 was immediately converted for the issuance of 54,270,000 shares of common stock of the Company resulting in a change of control.

Table of Content

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

Table of Content

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

October 1, 2019, a majority of our shareholders approved a reverse stock split on a basis of 100 old shares for one (1) new share of our issued and outstanding common stock. As a result of the reverse split, our issued and outstanding shares of common stock decreased from 15,579,749 to 155,798 shares of common stock, our authorized capital remained unchanged. The reverse split became effective with the OTC Markets at the opening of trading on January 9, 2020.

Effective January 28, 2020, the Company amended a 20% Convertible Note originally issued on March 31, 2019 (the “Note”). The Note reduces the interest rate from 20% to 0 and changes the conversion price from $0.01 to $0.0001.

Effective January 28, 2020, the Note was assigned to Evergreen Solutions Ltd., and was immediately converted for the issuance of 54,270,000 shares of common stock of the Company resulting in a change of control.

On February 3, 2020, Cohen Mizrahi resigned as a director and as an officer of our company. Dr. Mizrahi's resignation was not the result of a disagreement between Dr. Mizrahi and our company on any matter relating to our company's operations, policies or practices. On February 3, 2020, David Magana Gonzalez was appointed as a director to replace Dr. Mizrahi and he was also appointed President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer of our company.

Mr. Gonzalez, age 31, is a graduate from the University of Colima where he studied Business Administration where he consistently ranked top percentile. After graduating, Mr. Gonzalez held management positions at local businesses in Colima, Mexico. First, Mr. Gonzalez worked for public transport company SINTRA where he was responsible for operations from 2010 until 2015. In 2015, Mr. Gonzalez took a position at SOCACOVA as business strategist.

We do not have any subsidiaries.

We have not been subject to any bankruptcy, receivership or similar proceeding.

Our executive offices are located at Av Nuevo Leon, Col. Hipodromo 06100, Cuidad de Mexico 06100. Our telephone number is (628) 300-2311.

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

Results of Operations

Our operations for the three and six months ended December31, 2019 and 2018 are outlined below:

Table of Content

Three months ended December 31, 2019 compared to three months ended December 31, 2018.

	Three Months Ended
	December 31,		Change
	2019	2018	Amount	%
Revenues	$-	$-	$-	-
Operating Expenses	(10,950)	(18,337)	7,387	(40%)
Total other expenses	(34,619)	(28,992)	(5,627)	19%
Net Loss	$(45,569)	$(47,329)	$1,760	(4%)

For the three months ended December 31, 2019 and 2018, we had no revenue. Expenses for the three months ended December 31, 2019 totaled $45,569 resulting in a net loss of $45,569 as compared to a net loss of $47,329 for the three months ended December 31, 2018. The decrease in net loss for the three months ended December 31, 2019 is a result of a decrease in professional fees offset by an increase in interest expense.

Six months ended December 31, 2019 compared to six months ended December 31, 2018.

	Six Months Ended
	December 31,		Change
	2019	2018	Amount	%
Revenues	$-	$-	$-	-
Operating Expenses	(24,362)	(33,438)	9,076	(27%)
Total other expense	(50,583)	(101,400)	50,817	(50%)
Net Loss	$(74,945)	$(134,838)	$59,893	(44%)

For the six months ended December 31, 2019 and 2018, we had no revenue. Expenses for the six months ended December 31, 2019 totaled $74,945 resulting in a net loss of $74,945 as compared to a net loss of $134,838 for the six months ended December 31, 2018. The decrease in net loss for the six months ended December 31, 2019 is a result of a decrease in professional fee and amortization of discount.

Liquidity and Capital Resources

The following table provides selected financial data about our company as of December 31, 2019 and June 30, 2019, respectively.

Working Capital

	December 31,	June 30,	Change
	2019	2019	Amount	%
Current Assets	$-	$-	$-	-
Current Liabilities	$387,816	$332,289	55,527	17%
Working Capital (Deficit)	$(387,816)	$(332,289)	$(55,527)	17%

Cash Flows

Six Months Ended
December 31,
	2019	2018
Net Cash Provided by Operating Activities	$-	$-
Net Cash Provided by Investing Activities	$-	$-
Net Cash Provided by Financing Activities	$-	$-
Net Change in Cash During the Period	$-	$-

Table of Content

On December 31, 2019, our Company’s cash balance was $0 and total assets were $0. On June 30, 2019, our Company’s cash balance was $0 and total assets were $0.

On December 31, 2019, our Company had total liabilities of $387,816, compared with total liabilities of $332,289 as at June 30, 2019.

On December 31, 2019, our Company had working capital deficiency of $387,816 compared with working capital deficiency of $332,289 as at June 30, 2019. The increase in working capital was primarily attributed to an increase in accounts payable and accrued liabilities and convertible notes.

Cash Flow from Operating Activities

During the six months ended December 31, 2019, our Company used $0 in operating activities, compared to $0 provided by operating activities during the six months ended December 31, 2018.

Cash Flow from Investing Activities

During the six months ended December 31, 2019, our Company did not have any investing activities.

Cash Flow from Financing Activities

During the six months ended December 31, 2019, our Company did not have any investing activities.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2019. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the period ended December 31, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Table of Content

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Effective January 28, 2020, the Company amended a 20% Convertible Note originally issued on March 31, 2019 (the “Note”). The Note reduces the interest rate from 20% to 0 and changes the conversion price from $0.01 to $0.0001.

Effective January 28, 2020, the Note was assigned to Evergreen Solutions Ltd., and was immediately converted for the issuance of 54,270,000 shares of common stock of the Company resulting in a change of control.

Table of Content

Item 6. Exhibits

Exhibit Number	Description
(31)	Rule 13a-14 (d)/15d-14d) Certifications
31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002
(32)	Section 1350 Certifications
32.1*	Section 906 Certification under the Sarbanes-Oxley Act of 2002
101 *	Interactive Data File
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.
** XBRL Information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

Table of Content

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIONOVATE TECHNOLOGIES CORP.
(Registrant)

Dated: March 2, 2020	/s/ David Magana Gonzalez
David Magana Gonzalez
President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

