Form 10-Q
period 2020-03-31
Bionovate Technologies Corp.
filed 2020-05-15
CIK 1575420

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

March 31, 2020

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number

333-188152

BIONOVATE TECHNOLOGIES CORP.
(Exact name of registrant as specified in its charter)

Nevada	33-1229553
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Nuevo Leon 202 Piso 7 Col. Hipodromo, Cuidad de Mexico, Mexico	06100
(Address of principal executive offices)	(Zip Code)

(646) 224-1160

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

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

59,423,598 common shares issued and outstanding as of May 7, 2020.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Bionovate Technologies Corp

BALANCE SHEETS

(Unaudited)

	March 31,	June 30,
	2020	2019

ASSETS
Current Assets
Cash	$-	$-
Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$192,328	$148,621
Convertible notes payable	183,375	183,668
Total Current Liabilities	375,703	332,289

TOTAL LIABILITIES	375,703	332,289

Stockholders’ Deficit
Preferred stock: 90,000,000 authorized; $0.0001 par value - no shares issued and outstanding	-	-
Common stock: 100,000,000 authorized; $0.0001 par value 59,423,598 and 155,798 shares issued and outstanding	5,942	15
Additional paid in capital	2,293,633	2,243,891
Accumulated deficit	(2,675,278)	(2,576,195)
Total Deficit	(375,703)	(332,289)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

The accompanying notes are an integral part of these unaudited financial statements

Bionovate Technologies Corp

STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2020	2019	2020	2019

Revenues	$-	$-	$-	$-

Operating Expenses
General and administration	-	875	-	5,805
Professional	2,748	4,517	27,110	33,025
Total operating expenses	2,748	5,392	27,110	38,830

Net loss from operations	(2,748)	(5,392)	(27,110)	(38,830)

Other income (expense)
Realized foreign currency gain (loss)	210	(136)	103	(168)
Interest expense	(21,600)	(19,806)	(72,076)	(121,174)
Total other expense	(21,390)	(19,942)	(71,973)	(121,342)

Net loss before taxes	(24,138)	(25,334)	(99,083)	(160,172)

Net loss	$(24,138)	$(25,334)	$(99,083)	$(160,172)

Basic and dilutive loss per share
Net loss	$(0.00)	$(0.16)	$(0.01)	$(1.03)
Weighted average number of shares outstanding	40,520,545	155,798	13,512,860	155,798

The accompanying notes are an integral part of these unaudited financial statements

Bionovate Technologies Corp

STATEMENT OF STOCKHOLDERS’ DEFICIENCY

(Unaudited)

For the Nine Months Ended March 31, 2020

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, June 30, 2019	155,798	$15	$2,243,891	$(2,576,195)	$(332,289)

Beneficial conversion feature	-	-	526	-	526
Net loss	-	-	-	(29,376)	(29,376)

Balance, September 30, 2019	155,798	$15	$2,244,417	$(2,605,571)	$(361,139)

Beneficial conversion feature	-	-	18,892	-	18,892
Net loss	-	-	-	(45,569)	(45,569)

Balance, December 31, 2019	155,798	$15	$2,263,309	$(2,651,140)	$(387,816)

Common shares issued for conversion of debt	59,267,800	5,927	24,490	-	30,417
Beneficial conversion feature	-	-	5,834	-	5,834
Net loss	-	-	-	(24,138)	(24,138)

Balance, March 31, 2020	59,423,598	$5,942	$2,293,633	$(2,675,278)	$(375,703)

For the Nine Months Ended March 31, 2019

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, June 30, 2018	155,798	$15	$2,057,602	$(2,367,299)	$(309,682)

Debt forgiveness		-	85,523	-	85,523
Beneficial conversion feature		-	60,000	-	60,000
Net loss	-	-	-	(87,509)	(87,509)

Balance, September 30, 2018	155,798	$15	$2,203,125	$(2,454,808)	$(251,668)

Beneficial conversion feature		-	17,302	-	17,302
Net loss	-	-	-	(47,329)	(47,329)

Balance, December 31, 2018	155,798	$15	$2,220,427	$(2,502,137)	$(281,695)

Beneficial conversion feature		-	6,427	-	6,427
Net loss	-	-	-	(25,334)	(25,334)

Balance, March 31, 2019	155,798	$15	$2,226,854	$(2,527,471)	$(300,602)

The accompanying notes are an integral part of these unaudited financial statements

Bionovate Technologies Corp

STATEMENT OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	March 31,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(99,083)	$(160,172)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Expenses paid by convertible notes	25,252	23,729
Amortization of debt discount	25,252	83,729
Foreign currency adjustment	(103)	168
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	48,682	52,546
Net cash provided by operating activities	-	-

Net change in cash and cash equivalents	-	-
Cash and cash equivalents, beginning of period	-	-
Cash and cash equivalents, end of period	$-	$-

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-cash transactions:
Beneficial conversion feature	$25,252	$83,729
Debt forgiveness	$-	$85,523
Common stock issued for conversion of debt	$30,417	$-

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

On February 3, 2020, Cohen Mizrahi resigned as a director and as an officer of our company. Dr. Mizrahi’s resignation was not the result of a disagreement between Dr. Mizrahi and our company on any matter relating to our company’s operations, policies or practices. On February 3, 2020, David Magana Gonzalez was appointed as a director to replace Dr. Mizrahi and he was also appointed President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer of our company.

GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has an accumulated deficit at March 31, 2020 of $2,675,278, is in a net liability position and needs cash to maintain its operations.

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

NOTE 2– SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the nine months ended March 31, 2020, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2020. For further information, refer to the financial statements and footnotes thereto included in the Corporation’s filed Form 10-K for the year ended June 30, 2019.

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

Reclassification

Certain amounts in the comparative financial statements have been reclassified to conform with the presentation of the financial statements of the current period.

NOTE 3 – ACCOUNTS PAYABLE AND ACCRUED LIABILITEIS

AS of March 31, 2020 and June 30, 2019, accounts payable and accrued liabilities consisted of as follows,

	March 31,	June 30,
	2020	2019
Accounts payable	$21,757	$22,434
Accrued expense	12,654	10,121
Accrued interest	116,892	75,041
Due to a former related party	41,025	41,025
	$192,328	$148,621

NOTE 4 – CONVERTIBLE NOTE

Convertible notes payable at March 31, 2020 and June 30,2019, consists of the following:

	March 31,	June 30,
	2020	2019
Dated November 1, 2016	$4,439	$4,439
Dated January 1, 2017 - 1	-	6,200
Dated January 1, 2017 - 2	-	10,489
Dated January 1, 2017 - 3	-	3,429
Dated June 30, 2017	9,969	9,969
Dated April 1, 2018 - 1	10,000	10,000
Dated April 1, 2018 - 2	10,000	10,000
Dated June 30, 2018	28,376	28,376
Dated July 5, 2018 - 1	30,000	30,000
Dated July 5, 2018 - 2	15,000	15,000
Dated July 5, 2018 - 3	15,000	15,000
Dated December 31, 2018	17,302	17,302
Dated March 31, 2019	1,000	6,427
Dated June 30, 2019	17,037	17,037
Dated September 30, 2019	526	-
Dated December 31, 2019	18,892	-
Dated March 31, 2020	5,834	-
Total convertible notes payable	183,375	183,668

Less: Unamortized debt discount	-	-
Total convertible notes	183,375	183,668

Less: current portion of convertible notes	183,375	183,668
Long-term convertible notes	$-	$-

For the nine months ended March 31, 2020 and 2018, the Company recognized interest expense of $46,824 and $37,445 and amortization of discount, included in interest expense, of $25,252 and $83,729, respectively. As of March 31, 2020, and June 30, 2019, the Company recorded accrued interest of $116,892 and $75,041, respectively

Dated November 1, 2016

On November 1, 2016, the Company issued a convertible note with a conversion price of $0.005 to extinguish debt of $18,239. The convertible note is unsecured, bears interest at 4% per annum and due and payable on November 1, 2017. The Company recorded a discount on the convertible note due to a beneficial conversion feature of $18,239.

Dated January 1, 2017 - 1

On January 1, 2017, the Company issued a convertible note with a conversion price of $0.005 to extinguish amounts due to related parties of $10,000. The convertible note is unsecured, bears interest at 45% per annum, has no maturity date and due on demand. The Company recorded a discount on the convertible note due to a beneficial conversion feature of $10,000. During the nine months ended March 31, 2020, the outstanding balance of the note was assigned and assumed in an agreement between the original note holder and a 3rd party. The principal amount of $6,200 was converted into 1,240,000 shares of common stock by the new note holder.

Dated January 1, 2017 - 2

On January 1, 2017, the Company issued a convertible note with a conversion price of $0.005 to extinguish amounts due to related parties of $14,289. The convertible note is unsecured, bears interest at 45% per annum, has no maturity date and due on demand. The Company recorded a discount on the convertible note due to a beneficial conversion feature of $14,289. During the nine months ended March 31, 2020, the outstanding balance of the note was assigned and assumed in an agreement between the original note holder and a 3rd party. The principal amount of $10,489 and accrued interest of $3,800 was converted into 2,857,800 shares of common stock by the new note holder.

Dated January 1, 2017 - 3

On January 1, 2017, the Company issued a convertible note with a conversion price of $0.005 to extinguish amounts due to related parties of $3,352 (Canadian dollar (“CAD”) $4,500). The convertible note is unsecured, bears interest at 45% per annum, has no maturity date and due on demand. The Company recorded a discount on the convertible note due to a beneficial conversion feature of $3,352 (CAD $4,500). The difference of amount was a result of change of exchange rate. During the nine months ended March 31, 2020, the outstanding balance of the note was assigned and assumed in an agreement between the original note holder and a 3rd party. The principal amount of $3,384 and accrued interest of $1,116 was converted into 900,000 shares of common stock by the new note holder.

Dated June 30, 2017

On June 30, 2017, the Company issued a convertible note with a conversion price of $0.01 to pay operating expenses of $9,969. The convertible note is unsecured, bears interest at 35% per annum, has no maturity date and due on demand. The Company recorded a discount on the convertible note due to a beneficial conversion feature of $9,969.

Dated April 1, 2018 – 1 and 2

On April 1, 2018, the Company issued 2 convertible notes totaling of $20,000 with a conversion price of $$0.01 to pay a purchase of a patent of $10,000. The convertible note is unsecured, bears interest at 45% per annum, has no maturity date and is due on demand. The Company recorded a discount on the convertible note due to a beneficial conversion feature of $20,000.

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

Effective January 28, 2020, the Company amended a convertible note. The Note reduces the interest rate from 20% to 0 and changes the conversion price from $0.01 to $0.0001.

Effective January 28, 2020, the Note of $6,427 was assigned to Evergreen Solutions Ltd., and $5,427 was immediately converted for the issuance of 54,270,000 shares of common stock of the Company resulting in a change of control.

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

Dated December 31, 2019

On December 31, 2019, the Company issued a convertible note with a conversion price of $0.005 to pay operating expenses of $18,892. The convertible note is unsecured, bears interest at 35% per annum, has no maturity date and is due on demand. The Company recorded a discount on the convertible notes due to a beneficial conversion feature of $18,892.

Dated March 31, 2020

On March 31, 2020, the Company issued a convertible note with a conversion price of $0.005 to pay operating expenses of $5,834. The convertible note is unsecured, bears interest at 35% per annum, has no maturity date and is due on demand. The Company recorded a discount on the convertible notes due to a beneficial conversion feature of $5,834.

NOTE 5 – DUE TO RELATED PARTIES

During the year ended June 30, 2018, the Company’s former CEO paid accounts payable of $41,025 on behalf of the Company. The loans are unsecured, non-interest bearing and due on demand.

During the period ended March 31, 2020, a change of control occurred and the former CEO who was also a major shareholder was no longer a related party. As a result. the Company reclassed due to related party of $41,025 to accounts payable and accrued liabilities.

NOTE 6 – EQUITY

Preferred Stock

The Company is authorized to issue 90,000,000 shares of preferred stock at a par value of $0.0001.

No shares were issued and outstanding as of March 31, 2020 and June 30,2019, respectively.

Common Stock

The Company is authorized to issue 100,000,000 shares of preferred stock at a par value of $0.0001.

During the nine months ended March 31, 2020, the Company issued 59,267,800 shares of common stock for conversion of debt of $30,417.

As at March 31, 2020 and June 30, 2019, 59,423,598 and 155,798 shares of common stock were issued and outstanding.

As at March 31, 2020, there were no warrants or options outstanding.

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

On February 3, 2020, Cohen Mizrahi resigned as a director and as an officer of our company. Dr. Mizrahi’s resignation was not the result of a disagreement between Dr. Mizrahi and our company on any matter relating to our company’s operations, policies or practices. On February 3, 2020, David Magana Gonzalez was appointed as a director to replace Dr. Mizrahi and he was also appointed President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer of our company.

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

Results of Operations

Our operations for the three and nine months ended March 31, 2020 and 2019 are outlined below:

Three months ended March 31, 2020 compared to three months ended March 31, 2019.

	Three Months Ended
	March 31,		Change
	2020	2019	Amount	%
Revenues	$-	$-	$-	-
Operating Expenses	2,748	5,392	(2,644)	(49)%
Total other expense	(21,390)	(19,942)	(1,448)	7%
Net Loss	$(24,138)	$(25,334)	$1,196	(5)%

For the three months ended March 31, 2020 and 2019, we had no revenue. Expenses for the three months ended March 31, 2020 totaled $24,138 resulting in a net loss of $24,138 as compared to a net loss of $25,334 for the three months ended March 31, 2019. The decrease in net loss for the three months ended March 31, 2020 is a result of a decrease in professional fees offset by an increase in interest expense.

Nine months ended March 31, 2020 compared to nine months ended March 31, 2019.

	Nine Months Ended
	March 31,		Change
	2020	2019	Amount	%
Revenues	$-	$-	$-	-
Operating Expenses	(27,110)	(38,830)	11,720	(30)%
Total other expense	(71,973)	(121,342)	49,369	(41)%
Net Loss	$(99,083)	$(160,172)	$61,089	(38)%

For the nine months ended March 31, 2020 and 2019, we had no revenue. Expenses for the nine months ended March 31, 2020 totaled $99,083 resulting in a net loss of $99,083 as compared to a net loss of $160,172 for the nine months ended March 31, 2019. The decrease in net loss for the nine months ended March 31, 2020 is a result of a decrease in general and administration expense, professional fee and amortization of discount.

Liquidity and Capital Resources

The following table provides selected financial data about our company as of March 31, 2020 and June 30, 2019, respectively.

Working Capital

	March 31,	June 30,	Change
	2020	2019	Amount	%
Current Assets	$-	$-	$-	-
Current Liabilities	$375,703	$332,289	43,414	13%
Working Capital (Deficit)	$(375,703)	$(332,289)	$(43,414)	13%

Cash Flows

Nine Months Ended
March 31,
	2020	2019
Net Cash Provided by Operating Activities	$-	$-
Net Cash Provided by Investing Activities	$-	$-
Net Cash Provided by Financing Activities	$-	$-
Net Change in Cash During the Period	$-	$-

On March 31, 2020, our Company’s cash balance was $0 and total assets were $0. On June 30, 2019, our Company’s cash balance was $0 and total assets were $0.

On March 31, 2020, our Company had total liabilities of $375,703, compared with total liabilities of $332,289 as at June 30, 2019.

On March 31, 2020, our Company had working capital deficiency of $375,703 compared with working capital deficiency of $332,289 as at June 30, 2019. The increase in working capital was primarily attributed to an increase in accounts payable and accrued liabilities.

Cash Flow from Operating Activities

During the nine months ended March 31, 2020, our Company used $0 in operating activities, compared to $0 provided by operating activities during the nine months ended March 31, 2019.

Cash Flow from Investing Activities

During the nine months ended March 31, 2020, our Company did not have any investing activities.

Cash Flow from Financing Activities

During the nine months ended March 31, 2020, our Company did not have any investing activities.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2020. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the period ended March 31, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Effective January 28, 2020, a Note was assigned to Evergreen Solutions Ltd., and was immediately converted for the issuance of 54,270,000 shares of common stock of the Company resulting in a change of control.

On February 21, 2020, a principal amount of $6,200 was converted into 1,240,000 shares of common stock.

On February 21, 2020, a principal amount of $10,489 and accrued interest of $3,800 were converted into 2,857,800 shares of common stock.

On February 21, 2020, a principal amount of $3,384 and accrued interest of $1,116 were converted into 900,000 shares of common stock.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None

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

BIONOVATE TECHNOLOGIES CORP.
(Registrant)

Dated: May 15, 2020	/s/ David Magana Gonzalez
David Magana Gonzalez
President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

