Form 10-K
period 2020-06-30
Bionovate Technologies Corp.
filed 2020-10-19
CIK 1575420

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2020

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission file number 333-188152

BIONOVATE TECHNOLOGIES CORP.
(Exact name of registrant as specified in its charter)

Nevada	33-1229553
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Gewerbestrasse 10, Cham, Switzerland	6330
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (280) 231-1606

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of Common Stock held by non-affiliates of the Registrant on December 31, 2019 was $87,113 based on a $3.485 a closing bid price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

59,423,598 shares of common stock issued and outstanding as of September 8, 2020.

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

On February 3, 2020, Cohen Mizrahi resigned as a director and as an officer of our company. Dr. Mizrahi’s resignation was not the result of a disagreement between Dr. Mizrahi and our company on any matter relating to our company’s operations, policies or practices. On February 3, 2020, David Magana Gonzalez was appointed as a director to replace Dr. Mizrahi and he was also appointed President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer of our company.On July 22, 2020, David Magna Gonzalez resigned as a director and as an officer of our company. Mr. Gonzalez’s resignation was not the result of a disagreement between Mr. Gonzalez and our company on any matter relating to our company’s operations, policies or practices. On July 22, 2020, Marc Applbaum was appointed as a director to replace David Magna Gonzolez and he was also appointed President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer of our company.On September 28, 2020, Marc Applbaum resigned as a director and as an officer of our company. Mr. Applbaums resignation was not the result of a disagreement between Mr. Applbaum and our company on any matter relating to our company’s operations, policies or practices. On September 28, 2020, Aleksander Vucak was appointed as a director to replace Marc Applbaum and he was also appointed President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer of our company.

On October 7, 2020, Bionovate Technologies Corp. (the “Company”) entered into a Share Exchange Agreement (the “Share Exchange Agreement”) facilitated between Evergreen Solutions, Ltd, a private Company (“Evergreen”), and Human Data AG, a private Switzerland Company (“Human Data”).

Pursuant to the Share Exchange Agreement, in exchange for the acquisition of all of the outstanding Company shares which Evergreen owns, to wit, 54,270,000 shares (the “Exchange Shares”), the Company will receive 12,500 shares of Digital Diagnostics AG (“Digital”) owned by Human Data, which equates to 25% of the currently issued shares of Digital.

The Share Exchange Agreement contains customary representations and warranties made by the Company, on the one hand, and Evergreen and Human Data on the other hand, made solely for the benefit of the other, which in certain cases are subject to specified exceptions and qualifications contained in the Share Exchange Agreement or in information provided pursuant to certain disclosure schedules to the Share Exchange Agreement.

Our corporate address is Gewerbestrasse 10, Cham, Switzerland 6330. We do not have a corporate website.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2. PROPERTIES

Our company owns no real property. Our principal executive offices are located at Gewerbestrasse 10, Cham, Switzerland 6330.

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

Holders

As of September 8, 2020, we had 9 shareholders of record of our common stock with 59,423,598 shares of common stock outstanding.

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

Issuer Purchases of Equity Securities

There were no repurchases of common stock for the year ended June 30, 2020.

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations - Years Ended June 30, 2020 and 2019

The following summary of our results of operations should be read in conjunction with our consolidated financial statements for the years ended June 30, 2020 and 2019, which are included herein.

Our operating results for the year ended June 30, 2020 and 2019, and the changes between those periods for the respective items are summarized as follows:

	Year Ended
	June 30,		Change
	2020	2019	Amount	%
Revenues	$-	$-	$-	-
Operating Expenses	(33,055)	(56,543)	23,488	(42%)
Total other expense	(88,990)	(152,353)	63,363	(42%)
Net Loss	$(122,045)	$(208,896)	$86,851	(42%)

We recognized no revenues during the year ended June 30, 2020 and 2019.

Net loss was $122,045 for year ended June 30, 2020 and $208,896 for the year ended June 30, 2019. The decrease in net loss was primarily due to a decrease in interest expense.

Operating expenses for the year ended June 30, 2020 and 2019 were $33,055 and $56,543, respectively. Operating expenses during 2020 and 2019 were primarily attributed to general and administration expenses of $0 and $16,982 and professional fees of $33,055 and $39,561, respectively. The decrease in general and administration expenses is primarily due to stock exchange expense.

Liquidity and Capital

Working capital (deficit)

	June 30,	June 30,	Change
	2020	2019	Amount	%
Current Assets	$-	$-	$-	-
Current Liabilities	$396,665	$332,289	64,376	19%
Working Capital (Deficit)	$(396,665)	$(332,289)	$(64,376)	19%

Cash flow

Year Ended
June 30,
	2020	2019
Net Cash Provided by Operating Activities	$-	$-
Net Cash Provided by Investing Activities	$-	$-
Net Cash Provided by Financing Activities	$-	$-
Net Change in Cash During the Period	$-	$-

As of June 30, 2020, we had a working capital deficit of $396,665 compared to a working capital deficit of $332,289 as of June 30, 2019. As of June 30, 2020, we had current assets of $0 (2019- $0) and current liabilities of $396,665 (2019 - $332,289).

Cash Flows from Operating Activities

For the year ended June 30, 2020, net cash flows provided by operating activities was $0 consisting of a net loss of $122,045 and was offset by non-cash gain and loss of $54,402 and changes in operation assets and liabilities of $67,643. For the year ended June 30, 2019, net cash flows provided by operating activities was $0 consisting of a net loss of $208,896 and was offset by non-cash gain and loss of $141,824 and changes in operation assets and liabilities of $67,072.

Cash Flows Used in Investing Activities

For the years ended June 30, 2020 and 2019, we did not have any investing activities.

Cash Flows from Financing Activities

For the years ended June 30, 2020 and 2019, we did not have any financing activities.

Liquidity and Capital Resources

Our cash balance at June 30, 2020 was $0, with $396,665 in outstanding current liabilities, consisting of accounts payable and accrued liabilities of $211,290, and convertible notes payable of $185,375. We estimate total expenditures over the next 12 months are expected to be approximately $80,000.

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

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Bionovate Technologies Corp. (the "Company") as of June 30, 2020 and 2019, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company's auditor since 2018

Lakewood, CO

October 15, 2020

Bionovate Technologies Corp

BALANCE SHEETS

	June 30,	June 30,
	2020	2019

ASSETS
Current Assets
Cash	$-	$-
Total Current Assets	-	-
TOTAL ASSETS	$-	$-
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$211,290	$148,621
Convertible notes payable	185,375	183,668
Total Current Liabilities	396,665	332,289
TOTAL LIABILITIES	396,665	332,289
Stockholders' Deficit
Preferred stock: 90,000,000 authorized; $0.0001 par value - no shares issued and outstanding	-	-
Common stock: 100,000,000 authorized; $0.0001 par value 59,423,598 and 155,798 shares issued and outstanding	5,942	15
Additional paid in capital	2,295,633	2,243,891
Accumulated deficit	(2,698,240)	(2,576,195)
Total Deficit	(396,665)	(332,289)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

The accompanying notes are an integral part of these financial statements

Bionovate Technologies Corp

STATEMENT OF OPERATIONS

	Year Ended
	June 30,
	2020	2019

Revenues	$-	$-

Operating Expenses
General and administration	-	16,982
Professional	33,055	39,561
Total operating expenses	33,055	56,543

Net loss from operations	(33,055)	(56,543)

Other income (expense)
Realized foreign currency gain (loss)	102	(292)
Interest expense	(89,092)	(152,061)
Total other expense	(88,990)	(152,353)

Net loss before taxes	(122,045)	(208,896)

Net loss	$(122,045)	$(208,896)

Basic and dilutive loss per share
Net loss	$(0.00)	$(1.34)
Weighted average number of shares outstanding	24,995,693	155,798

The accompanying notes are an integral part of these financial statements

Bionovate Technologies Corp

 STATEMENT OF STOCKHOLDERS’ DEFICIENCY

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, June 30, 2018	155,798	$15	$2,057,602	$(2,367,299)	$(309,682)

Debt forgiveness		-	85,523	-	85,523
Beneficial conversion feature		-	100,766	-	100,766
Net loss	-	-	-	(208,896)	(208,896)

Balance, June 30, 2019	155,798	$15	$2,243,891	$(2,576,195)	$(332,289)

Common shares issued for conversion of debt	59,267,800	5,927	24,490	-	30,417
Beneficial conversion feature	-	-	27,252	-	27,252
Net loss	-	-	-	(122,045)	(122,045)

Balance, June 30, 2020	59,423,598	$5,942	$2,295,633	$(2,698,240)	$(396,665)

The accompanying notes are an integral part of these financial statements

Bionovate Technologies Corp

STATEMENT OF CASH FLOWS

	Year Ended
	June 30,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(122,045)	$(208,896)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Expenses paid by convertible notes	27,252	40,766
Amortization of debt discount	27,252	100,766
Foreign currency adjustment	(102)	292
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	67,643	67,072
Net cash provided by operating activities	-	-

Net change in cash and cash equivalents	-	-
Cash and cash equivalents, beginning of period	-	-
Cash and cash equivalents, end of period	$-	$-

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-cash transactions:
Beneficial conversion feature	$27,252	$83,729
Debt forgiveness	$-	$85,523
Common stock issued for conversion of debt	$30,417	$-

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

Our executive offices are located at Gewerbestrasse 10, Cham, Switzerland 6330. Our telephone number is (646) 224-1160.

The Company was formed and organized to capitalize on new opportunities found in the North American market for light-emitting diode (“LED”) lighting. With China as the manufacturing backbone of future LED products, the Company has set up an office in Guangzhou, China in search of high-quality products offered by reputable manufacturers to be introduced to Canada, the United States, and abroad. The Company has set out further details of the acquisition below as well as in Notes 3 and 4 to these consolidated financial statements.

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

On October 7, 2020, Bionovate Technologies Corp. (the “Company”) entered into a Share Exchange Agreement (the “Share Exchange Agreement”) facilitated between Evergreen Solutions, Ltd, a private Company (“Evergreen”), and Human Data AG, a private Switzerland Company (“Human Data”).

Pursuant to the Share Exchange Agreement, in exchange for the acquisition of all of the outstanding Company shares which Evergreen owns, to wit, 54,270,000 shares (the “Exchange Shares”), the Company will receive 12,500 shares of Digital Diagnostics AG (“Digital”) owned by Human Data, which equates to 25% of the currently issued shares of Digital.

The Share Exchange Agreement contains customary representations and warranties made by the Company, on the one hand, and Evergreen and Human Data on the other hand, made solely for the benefit of the other, which in certain cases are subject to specified exceptions and qualifications contained in the Share Exchange Agreement or in information provided pursuant to certain disclosure schedules to the Share Exchange Agreement.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has an accumulated deficit at June 30, 2020 of $2,698,240, is in a net liability position and needs cash to maintain its operations.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s financial statements included herein are prepared under the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

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

Cash

For purposes of reporting within the statements of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

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

Fair Value of Financial Instrument

The Company follows FASB ASC 820, “Fair Value Measurements and Disclosures”, for all financial instruments and non-financial instruments accounted for at fair value on a recurring basis. This new accounting standard establishes a single definition of fair value and a framework for measuring fair value, sets out a fair value hierarchy to be used to classify the source of information used in fair value measurement and expands disclosures about fair value measurements required under other accounting pronouncements. It does not change existing guidance as to whether or not an instrument is carried at fair value. The Company defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

When determining the fair value measurements for assets and liabilities, which are required to be recorded at fair value, the Company considers the principal or most advantageous market in which the Company would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as inherent risk, transfer restrictions and credit risk.

The Company applies FASB ASC 825, Financial Instruments, which allows companies to choose to measure eligible financial instruments and certain other items at fair value that are not required to be measured at fair value. The Company has not elected the fair value option for any eligible financial instruments.

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

Beneficial Conversion Feature

For conventional convertible debt where the rate of conversion is below market value, the Company records a Beneficial Conversion Feature (the “BCF”) and related debt discount.

When the Company records a BCF, the intrinsic value of the BCF is recorded as a debt discount against the face amount of the respective debt instrument (offset to additional paid-in capital) and amortized to interest expense over the life of the debt.

Income Taxes

The Company follows FASB ASC Topic 820, “Income Taxes” which requires the use of the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carry forwards and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled. The tax consequences of most events recognized in the current year’s financial statements are included in determining income taxes currently payable. However, because tax laws and financial accounting standards differ in their recognition and measurement of assets, liabilities, equity, revenues, expenses, gains and losses, differences arise between the amount of taxable income and pre-tax financial income for a year and between the tax bases of assets or liabilities and their reported amounts in the financial statements.

Because the Company assumes that the reported amounts of assets and liabilities will be recovered and settled, respectively, a difference between the tax basis of an asset or a liability and its reported amount in the balance sheet will result in a taxable or a deductible amount in some future years when the related liabilities are settled or the reported amounts of the assets are recovered, which gives rise to a deferred tax asset. The Company must then assess the likelihood that the deferred tax assets will be recovered from future taxable income and to the extent the Company believes that recovery is not likely, the Company must establish a valuation allowance.

The Company has adopted FASB guidance on accounting for uncertainty in income taxes which provides a financial statement recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. Under this guidance, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The guidance also extends to de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures.

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

NOTE – 4 ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

As of June 30, 2020 and 2019, accounts payable and accrued liabilities consisted of as follows,

	June 30,	June 30,
Deferred tax attributed:	2020	2019
Accounts payable	$25,702	$22,434
Accrued expense	12,654	10,121
Accrued interest	131,909	75,041
Due to a former related party	41,025	41,025
	$211,290	$148,621

NOTE 5 – CONVERTIBLE NOTE

Convertible notes payable atJune 30, 2020 and 2019, consists of the following:

	June 30,	June 30,
	2020	2019
Dated November 1, 2016	$4,439	$4,439
Dated January 1, 2017 - 1	-	6,200
Dated January 1, 2017 - 2	-	10,489
Dated January 1, 2017 - 3	-	3,429
Dated June 30, 2017	9,969	9,969
Dated April 1, 2018 - 1	10,000	10,000
Dated April 1, 2018 - 2	10,000	10,000
Dated June 30, 2018	28,376	28,376
Dated July 5, 2018 - 1	30,000	30,000
Dated July 5, 2018 - 2	15,000	15,000
Dated July 5, 2018 - 3	15,000	15,000
Dated December 31, 2018	17,302	17,302
Dated March 31, 2019	1,000	6,427
Dated June 30, 2019	17,037	17,037
Dated September 30, 2019	526	-
Dated December 31, 2019	18,892	-
Dated March 31, 2020	5,834	-
Dated June 30, 2020	2,000	-
Total convertible notes payable	185,375	183,668

Less: Unamortized debt discount	-	-
Total convertible notes	185,375	183,668

Less: current portion of convertible notes	185,375	183,668
Long-term convertible notes	$-	$-

For the year ended June 30, 2020 and 2019, the Company recognized interest expense of $61,840 and $51,295 and amortization of discount, included in interest expense, of $27,252 and $100,766, respectively. As of June 30, 2020 and 2019, the Company recorded accrued interest of $131,909 and $75,041, respectively

Dated November 1, 2016

On November 1, 2016, the Company issued a convertible note with a conversion price of $0.005 to extinguish debt of $18,239. The convertible note is unsecured, bears interest at 4% per annum and due and payable on November 1, 2017. The Company recorded a discount on the convertible note due to a beneficial conversion feature of $18,239.

Dated January 1, 2017 - 1

On January 1, 2017, the Company issued a convertible note with a conversion price of $0.005 to extinguish amounts due to related parties of $10,000. The convertible note is unsecured, bears interest at 45% per annum, has no maturity date and due on demand. The Company recorded a discount on the convertible note due to a beneficial conversion feature of $10,000. During the year ended June 30, 2020, the outstanding balance of the note was assigned and assumed in an agreement between the original note holder and a 3rd party. The principal amount of $6,200 was converted into 1,240,000 shares of common stock by the new note holder.

Dated January 1, 2017 - 2

On January 1, 2017, the Company issued a convertible note with a conversion price of $0.005 to extinguish amounts due to related parties of $14,289. The convertible note is unsecured, bears interest at 45% per annum, has no maturity date and due on demand. The Company recorded a discount on the convertible note due to a beneficial conversion feature of $14,289. During the year ended June 30, 2020, the outstanding balance of the note was assigned and assumed in an agreement between the original note holder and a 3rd party. The principal amount of $10,489 and accrued interest of $3,800 was converted into 2,857,800 shares of common stock by the new note holder.

Dated January 1, 2017 - 3

On January 1, 2017, the Company issued a convertible note with a conversion price of $0.005 to extinguish amounts due to related parties of $3,352 (Canadian dollar (“CAD”) $4,500). The convertible note is unsecured, bears interest at 45% per annum, has no maturity date and due on demand. The Company recorded a discount on the convertible note due to a beneficial conversion feature of $3,352 (CAD $4,500). The difference of amount was a result of change of exchange rate. During the year ended June 30, 2020, the outstanding balance of the note was assigned and assumed in an agreement between the original note holder and a 3rd party. The principal amount of $3,384 and accrued interest of $1,117 was converted into 900,000 shares of common stock by the new note holder.

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

Dated June 30, 2020

On June 30, 2020, the Company issued a convertible note with a conversion price of $0.001 to pay operating expenses of $2,000. The convertible note is unsecured, bears interest at 35% per annum, has no maturity date and is due on demand. The Company recorded a discount on the convertible notes due to a beneficial conversion feature of $2,000.

NOTE 6 – DUE TO RELATED PARTIES

The Company was obligated to shareholders for funds advanced to the Company for working capital. The advances are unsecured and no interest rate or payback schedule has been established.

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

During the year ended June 30, 2020, a change of control occurred and the former CEO who was also a major shareholder was no longer a related party. As a result, the Company reclassed due to related party of $41,025 to accounts payable and accrued liabilities.

As of June 30, 2020, and 2019, the Company owed a former related partyof $41,025.

NOTE 7 – EQUITY

Preferred Stock

The Company is authorized to issue 90,000,000 shares of preferred stock at a par value of $0.0001.

No shares were issued and outstanding as of June 30, 2020 and 2019, respectively.

Common Stock

The Company is authorized to issue 100,000,000 shares of common stock at a par value of $0.0001.

During the year ended June 30, 2020, the Company issued 59,267,800 shares of common stock for conversion of debt of $30,417.

During the year ended June 30, 2019, there were no issuance of common stock.

As atJune 30, 2020 and 2019, 59,423,598 and 155,798 shares of common stock were issued and outstanding, respectively.

As atJune 30, 2020 and 2019, there were no warrants or options outstanding.

NOTE 8 – INCOME TAXES

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

The provision for refundable federal income tax at 21% consists of the following for the periods ending:

	June 30,	June 30,
Federal income tax benefit attributed to:	2020	2019
Net operating loss	$19,907	$25,237
Valuation	(19,907)	(25,237)
Net benefit	$-	$-

The cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows:

	June 30,	June 30,
Deferred tax attributed:	2020	2019
Net operating loss carryover	$8,246	$108,665
Less: change in valuation allowance	(8,246)	(108,665)
Net deferred tax asset	-	-

Due to the change in ownership provisions of the Income Tax laws of United States of America, net operating loss carry forwards of approximately $39,300 for federal income tax reporting purposes are subject to annual limitations. When a change in ownership occurs, net operating loss carry forwards may be limited as to use in future years.

NOTE 9 – SUBSEQUENT EVENT

Management has evaluated subsequent events through the date these financial statements were available to be issued. Based on our evaluation no material events have occurred that require disclosure.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer, as of June 30, 2020, concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure for the reasons noted below.

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

As of June 30, 2020, management conducted an evaluation of the effectiveness of internal control over financial reporting based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management concluded that our internal control over financial reporting for that period was not effective.

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

Name	Age	Positions Held	Date of Appointment
Aleksander Vucak	48	President, Chief Executive Officer, Chief Financial Officer, Secretary and Director	September 28, 2020

(c) Identification of certain significant employees.

Our company currently does not have any significant employees.

(d) Family relationships.

None.

(e) Business experience.

Aleksander Vucak, President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director

 Mr. Vucak, age 48, began his career in private banking at Donner und Reuschel in Germany after graduating. Following his tenure at the bank, Mr. Vucak then founded in 2002 the management consultancy company Comvel which launched his career as an independent entrepreneur. Mr. Vucak founded several of Germany’s best-known travel portals including weg.de, Ferien.de and fly.pl. After his success at building his own companies, Aleksander was brought in to help TUI, the multi-billion-dollar Germany-based multinational, overhaul its operations thanks to a digital transformation that required significant restructuring.

Our company believes that Mr. Vucak's professional background experience gives him the qualifications and skills necessary to serve as a director and officer of our company.

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

Board and Committee Meetings

Our board of directors held no formal meetings during the year ended June 30, 2020. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Delaware General Corporation Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

As of June 30, 2020, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

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

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended June 30, 2020 and 2019; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended June 30, 2020 and 2019, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa-tion ($)	Change in Pension Value and Nonqualified Deferred Compensa-tion Earnings ($)	All Other Compensa-tion ($)	Total ($)
Aleksander Vucak(1)	2020	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
President, CEO, CFO, Secretary and Director	2019	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A

Marc Applbaum(2)	2020	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
President, CEO, CFO, Secretary and Director	2019	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A

David Magana Gonzalez(3)	2020	-	-	-	-	-	-	-	-
Former President, CEO, CFO, Secretary and Director	2019	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A

Cohen Mizrahi(4)	2020	-	-	-	-	-	-	-	-
Former President, CEO, CFO, Secretary and Director	2019	-	-	-	-	-	-	-	-

Liao Zu Guo (5)	2020	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Former President, CEO, CFO, Secretary and Director	2019	-	-	-	-	-	-	-	-

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

(1)	Mr. Vucak was appointed President, Chief Executive Officer, Chief Financial Officer, Secretary and Director on September 28, 2020.

(2)	Mr. Applbaum was appointed President, Chief Executive Officer, Chief Financial Officer, Secretary and Director on July 22, 2020 and resigned all positions on September 28, 2020

(3)	Mr. Gonzalez resigned all positions on July 22, 2020.

(4)	Dr. Cohen Mizrahi resigned all positions on February 3, 2020.

(5)	Mr. Guo resigned all positions on April 23, 2019.

Grants of Plan-Based Awards

During the fiscal year ended June 30, 2020 we did not grant any stock options.

Option Exercises and Stock Vested

During our fiscal year ended June 30, 2020 there were no options exercised by our named officers.

Compensation of Directors

We do not have any agreements for compensating our directors for their services in their capacity as directors, although such directors are expected in the future to receive stock options to purchase shares of our common stock as awarded by our board of directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of October 8, 2020 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) members of our Board of Directors, and or (iii) our executive officers. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Aleksander Vucak Gewerbestrasse 10, Cham, Switzerland 6330	Nil	Nil

Directors and Executive Officers as a Group	Nil	Nil

Human Data AG Gewerbestrasse 10 Cham, Switzerland, 6330	54,270,000	91.33%

Greater than 5% Shareholders as a Group	54,270,000	91.33%

_________________

(1)

 Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on October 8, 2020. As of October 8, 2020 there were 59,423,598 shares of our company’s common stock issued and outstanding.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Other than as described below, our company has not engaged in any transactions with any of its related persons.

Director Independence

We currently act with one director, Aleksander Vucak.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed for the most recently completed fiscal year ended June 30, 2020 and for fiscal year ended June 30, 2019 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

Fee Category	Year Ended June 30, 2020	Year Ended June 30, 2019

Audit Fees	$16,480	$17,500
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$16,480	$17,500

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

BIONOVATE TECHNOLOGIES CORP.

Dated: October 19, 2020	By:	/s/ Aleksander Vucak
Aleksander Vucak
President, Chief Executive Officer, Chief Financial Officer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: October 19, 2020	/s/ Aleksander Vucak
Aleksander Vucak
President, Chief Executive Officer, Chief Financial Officer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

