Form 10-Q
period 2020-12-31
Bionovate Technologies Corp.
filed 2021-01-28
CIK 1575420

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

December 31, 2020

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

45,603,598 common shares issued and outstanding as of January 22, 2021.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Bionovate Technologies Corp

BALANCE SHEETS

(Unaudited)

	December 31,	June 30,
	2020	2020

ASSETS
Current Assets
Cash	$-	$-
Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$251,130	$211,290
Due to related party	15,468	-
Convertible notes payable	185,375	185,375
Total Current Liabilities	451,973	396,665

TOTAL LIABILITIES	451,973	396,665

Stockholders' Deficit
Preferred stock: 90,000,000 authorized; $0.0001 par value - no shares issued and outstanding	-	-
Common stock: 100,000,000 authorized; $0.0001 par value
45,603,598 and 59,423,598 shares issued and outstanding	4,560	5,942
Additional paid in capital	2,297,015	2,295,633
Accumulated deficit	(2,753,548)	(2,698,240)
Total Deficit	(451,973)	(396,665)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

The accompanying notes are an integral part of these unaudited financial statements

Bionovate Technologies Corp

STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2020	2019	2020	2019

Revenues	$-	$-	$-	$-

Operating Expenses
General and administration	850	-	850	-
Professional	19,838	10,950	23,460	24,362
Total operating expenses	20,688	10,950	24,310	24,362

Net loss from operations	(20,688)	(10,950)	(24,310)	(24,362)

Other income (expense)
Realized foreign currency gain (loss)	(282)	(175)	(282)	(107)
Interest expense	(11,464)	(34,444)	(30,716)	(50,476)
Total other expense	(11,746)	(34,619)	(30,998)	(50,583)

Net loss before taxes	(32,434)	(45,569)	(55,308)	(74,945)

Net loss	$(32,434)	$(45,569)	$(55,308)	$(74,945)

Basic and dilutive loss per share
Net loss	$(0.00)	$(0.29)	$(0.00)	$(0.48)
Weighted average number of shares outstanding	56,869,902	155,798	58,146,750	155,798

The accompanying notes are an integral part of these unaudited financial statements

Bionovate Technologies Corp

STATEMENT OF STOCKHOLDERS’ DEFICIENCY

(Unaudited)

For the Three and Six Months Ended December 31, 2020

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, June 30, 2020	59,423,598	$5,942	$2,295,633	$(2,698,240)	$(396,665)

Net loss	-	-	-	(22,874)	(22,874)

Balance, September 30, 2020	59,423,598	$5,942	$2,295,633	$(2,721,114)	$(419,539)

Cancellation of shares	(13,820,000)	(1,382)	1,382	-	-
Net loss	-	-	-	(32,434)	(32,434)

Balance, December 31, 2020	45,603,598	$4,560	$2,297,015	$(2,753,548)	$(451,973)

For the Three and Six Months Ended December 31, 2019

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, June 30, 2019	155,798	$15	$2,243,891	$(2,576,195)	$(332,289)

Beneficial conversion feature	-	-	526	-	526
Net loss	-	-	-	(29,376)	(29,376)

Balance, September 30, 2019	155,798	$15	$2,244,417	$(2,605,571)	$(361,139)

Beneficial conversion feature	-	-	18,892	-	18,892
Net loss	-	-	-	(45,569)	(45,569)

Balance, December 31, 2019	155,798	$15	$2,263,309	$(2,651,140)	$(387,816)

The accompanying notes are an integral part of these unaudited financial statements

Bionovate Technologies Corp

STATEMENT OF CASH FLOWS

(Unaudited)

	Six Months Ended
	December 31,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(55,308)	$(74,945)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Expenses paid by convertible notes	-	19,418
Expenses paid by related party	15,468	-
Amortization of debt discount	-	19,418
Foreign currency adjustment	282	107
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	39,558	36,002
Net cash provided by operating activities	-	-

Net change in cash and cash equivalents	-	-
Cash and cash equivalents, beginning of period	-	-
Cash and cash equivalents, end of period	$-	$-

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-cash transactions:
Beneficial conversion feature	$-	$19,418
Cancellation of shares	$1,382	$-

The accompanying notes are an integral part of these unaudited financial statements

Bionovate Technologies Corp

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2020

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

Bionovate Technologies Corp. focuses on investments and the marketing of patents and licenses which bring healthcare and lifestyle diagnostics to your smartphone. With strong emphasis on digital transformation, the company intends to build an FDA-approved ecosystem of medical devices, biosensors and mobile applications to turn tests that were previously only done in physical labs into tests that can be carried through by anyone with a mobile device.

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

The Share Exchange Agreement contains customary representations and warranties made by the Company, on the one hand, and Evergreen and Human Data on the other hand, made solely for the benefit of the other, which in certain cases are subject to specified exceptions and qualifications contained in the Share Exchange Agreement or in information provided pursuant to certain disclosure schedules to the Share Exchange Agreement

The share exchange agreement gave the other party 90 days to transfer shares of Digital to Bionovate. Bionovate did not receive these shares yet and does not own any of Digital Diagnostics as of the date of this report.

GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has an accumulated deficit at December 31, 2020 of $2,753,548, is in a net liability position and needs cash to maintain its operations.

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

NOTE 2– SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three months ended December 31, 2020, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2021. For further information, refer to the financial statements and footnotes thereto included in the Corporation’s filed Form 10-K for the year ended June 30, 2020.

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

For the six months ended December 31, 2020 and 2019, the following common stock equivalents were excluded from the computation of diluted net loss per share as the result of the computation was anti-dilutive.

	December 31,	December 31,
	2020	2019
	(shares)	(shares)
Convertible notes	26,740,500	27,544,200

NOTE 3 – ACCOUNTS PAYABLE AND ACCRUED LIABILITEIS

As of December 31, 2020, and June 30, 2020, accounts payable and accrued liabilities consisted of as follows,

	December 31,	June 30,
	2020	2020
Accounts payable	$47,479	$25,702
Accrued expense	-	12,654
Accrued interest	162,626	131,909
Due to a former related party	41,025	41,025
	$251,130	$211,290

NOTE 4 – CONVERTIBLE NOTE

Convertible notes payable at December 31, 2020 and June 30,2020, consists of the following:

	December 31,	June 30,
	2020	2020
Dated November 1, 2016	$4,439	$4,439
Dated June 30, 2017	9,969	9,969
Dated April 1, 2018 - 1	10,000	10,000
Dated April 1, 2018 - 2	10,000	10,000
Dated June 30, 2018	28,376	28,376
Dated July 5, 2018 - 1	30,000	30,000
Dated July 5, 2018 - 2	15,000	15,000
Dated July 5, 2018 - 3	15,000	15,000
Dated December 31, 2018	17,302	17,302
Dated March 31, 2019	1,000	1,000
Dated June 30, 2019	17,037	17,037
Dated September 30, 2019	526	526
Dated December 31, 2019	18,892	18,892
Dated March 31, 2020	5,834	5,834
Dated June 30, 2020	2,000	2,000
Total convertible notes payable	185,375	185,375

Less: Unamortized debt discount	-	-
Total convertible notes	185,375	185,375

Less: current portion of convertible notes	185,375	185,375
Long-term convertible notes	$-	$-

For the six months ended December 31, 2020 and 2019, the Company recognized interest expense of $30,716 and $31,058 and amortization of discount, included in interest expense, of $0 and $19,418, respectively. As of December 31, 2020, and June 30, 2020, the Company recorded accrued interest of $162,626 and $131,909, respectively.

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

NOTE 5 - RELATED PARTY TRANSACTIONS

During the six months ended December 31, 2020, the Company’s sole officer paid $15,468 for operating expenses on behalf of the Company. As of December 31, 2020, the Company was obligated to the officer, for an unsecured, non-interest-bearing demand loan with a balance of $15,468.

NOTE 6 – EQUITY

Preferred Stock

The Company is authorized to issue 90,000,000 shares of preferred stock at a par value of $0.0001.

No shares were issued and outstanding as of December 31, 2020 and June 30,2020, respectively.

Common Stock

The Company is authorized to issue 100,000,000 shares of preferred stock at a par value of $0.0001.

During the six months ended December 31, 2020, 13,820,000 shares were canceled.

As of December 31, 2020 and June 30, 2020, 45,603,598 and 59,423,598 shares of common stock were issued and outstanding.

As of December 31, 2020, there were no warrants or options outstanding.

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

On February 3, 2020, Cohen Mizrahi resigned as a director and as an officer of our company. Dr. Mizrahi’s resignation was not the result of a disagreement between Dr. Mizrahi and our company on any matter relating to our company’s operations, policies or practices. On February 3, 2020, David Magana Gonzalez was appointed as a director to replace Dr. Mizrahi and he was also appointed President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer of our company. On July 22, 2020, David Magna Gonzalez resigned as a director and as an officer of our company. Mr. Gonzalez’s resignation was not the result of a disagreement between Mr. Gonzalez and our company on any matter relating to our company’s operations, policies or practices. On July 22, 2020, Marc Applbaum was appointed as a director to replace David Magna Gonzolez and he was also appointed President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer of our company. On September 28, 2020, Marc Applbaum resigned as a director and as an officer of our company. Mr. Applbaums resignation was not the result of a disagreement between Mr. Applbaum and our company on any matter relating to our company’s operations, policies or practices. On September 28, 2020, Aleksander Vucak was appointed as a director to replace Marc Applbaum and he was also appointed President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer of our company.

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

The share exchange agreement gave the other party 90 days to transfer shares of Digital to Bionovate. Bionovate did not receive these shares yet and does not own any of Digital Diagnostics as of the date of this report

On December 4, 2020, 13,820,000 shares were canceled by the CEO.

Our corporate address is Gewerbestrasse 10, Cham, Switzerland 6330. We do not have a corporate website.

We do not have any subsidiaries.

We have not been subject to any bankruptcy, receivership, or similar proceeding.

Current Business

Bionovate Technologies Corp. focuses on investments and the marketing of patents and licenses which bring healthcare and lifestyle diagnostics to your smartphone. With strong emphasis on digital transformation, the company intends to build an FDA-approved ecosystem of medical devices, biosensors and mobile applications to turn tests that were previously only done in physical labs into tests that can be carried through by anyone with a mobile device.

Results of Operations

Our operations for the three and six ended December 31, 2020 and 2019 are outlined below:

Three months ended December 31, 2020 compared to three months ended December 31, 2019.

	Three Months Ended
	December 31,		Change
	2020	2019	Amount	%
Revenues	$-	$-	$-	-
Operating Expenses	20,688	10,950	9,738	89%
Total other expense	11,746	34,619	(22,873)	(66)%
Net Loss	$32,434	$45,569	$(13,135)	(29)%

For the three months ended December 31, 2020 and 2019, we had no revenue. Expenses for the three months ended December 31, 2020 totaled $32,434 resulting in a net loss of $32,434 as compared to a net loss of $45,569 for the three months ended December 31, 2019. The decrease in net loss for the three months ended December 31, 2020 is a result of a decrease in interest expense offset by an increase in professional fee.

Six months ended December 31, 2020 compared to six months ended December 31, 2019.

	Six Months Ended
	December 31,		Change
	2020	2019	Amount	%
Revenues	$-	$-	$-	-
Operating Expenses	24,310	24,362	(52)	(0%)
Total other expense	30,998	50,583	(19,585)	(39)%
Net Loss	$55,308	$74,945	$(19,637)	(26)%

For the six months ended December 31, 2020 and 2019, we had no revenue. Expenses for the six months ended December 31, 2020 totaled $55,308 resulting in a net loss of $55,308 as compared to a net loss of $74,945 for the six months ended December 31, 2019. The decrease in net loss for the six months ended December 31, 2020 is a result of a decrease in interest expense.

Liquidity and Capital Resources

The following table provides selected financial data about our company as of December 31, 2020 and June 30, 2020, respectively.

Working Capital

	December 31,	June 30,	Change
	2020	2020	Amount	%
Current Assets	$-	$-	$-	-
Current Liabilities	$451,973	$396,665	55,308	14%
Working Capital (Deficit)	$(451,973)	$(396,665)	$(55,308)	14%

Cash Flows

Six Months Ended
December 31,
	2020	2019
Net Cash Provided by Operating Activities	$-	$-
Net Cash Provided by Investing Activities	$-	$-
Net Cash Provided by Financing Activities	$-	$-
Net Change in Cash During the Period	$-	$-

On December 31, 2020, our Company’s cash balance was $0 and total assets were $0. On June 30, 2020, our Company’s cash balance was $0 and total assets were $0.

On December 31, 2020, our Company had total liabilities of $451,973, compared with total liabilities of $396,665 as at June 30, 2020.

On December 31, 2020, our Company had working capital deficiency of $451,973 compared with working capital deficiency of $396,665 as at June 30, 2020. The increase in working capital was primarily attributed to an increase in accounts payable and accrued liabilities and due to related party.

Cash Flow from Operating Activities

During the six months ended December 31, 2020, our Company provided $0 by operating activities, compared to $0 provided by operating activities during the six months ended December 31, 2019.

Cash Flow from Investing Activities

During the six months ended December 31, 2020 and 2019, our Company did not have any investing activities.

Cash Flow from Financing Activities

During the six months ended December 31, 2020 and 2019, our Company did not have any investing activities.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

BIONOVATE TECHNOLOGIES CORP.
(Registrant)

Dated: January 28, 2021	/s/ Aleksander Vucak
Aleksander Vucak
President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

