Form 10-Q
period 2021-03-31
Bionovate Technologies Corp.
filed 2021-05-17
CIK 1575420

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

March 31, 2021

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

20,603,598 common shares issued and outstanding as of May 14, 2021.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Bionovate Technologies Corp

BALANCE SHEETS

(Unaudited)

	March 31,	June 30,
	2021	2020

ASSETS
Current Assets
Cash	$—	$—
Total Current Assets	—	—

TOTAL ASSETS	$—	$—

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$252,554	$211,290
Due to related party	45,709	—
Convertible notes payable	185,375	185,375
Total Current Liabilities	483,638	396,665

TOTAL LIABILITIES	483,638	396,665

Stockholders' Deficit
Preferred stock: 90,000,000 authorized; $0.0001 par value - no shares issued and outstanding	—	—
Common stock: 100,000,000 authorized; $0.0001 par value
45,603,598 and 59,423,598 shares issued and outstanding	4,560	5,942
Additional paid in capital	2,297,015	2,295,633
Accumulated deficit	(2,785,213)	(2,698,240)
Total Deficit	(483,638)	(396,665)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$—	$—

The accompanying notes are an integral part of these unaudited financial statements

Bionovate Technologies Corp

STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2021	2020	2021	2020

Revenues	$—	$—	$—	$—

Operating Expenses
General and administration	—	—	850	—
Professional fees	16,685	2,748	40,145	27,110
Total operating expenses	16,685	2,748	40,995	27,110

Net loss from operations	(16,685)	(2,748)	(40,995)	(27,110)

Other income (expense)
Realized foreign currency gain (loss)	46	210	(236)	103
Interest expense	(15,026)	(21,600)	(45,742)	(72,076)
Total other expense	(14,980)	(21,390)	(45,978)	(71,973)

Net loss before taxes	(31,665)	(24,138)	(86,973)	(99,083)

Net loss	$(31,665)	$(24,138)	$(86,973)	$(99,083)

Basic and dilutive loss per share
Net loss	$(0.00)	$(0.00)	$(0.00)	$(0.01)
Weighted average number of shares outstanding	45,603,598	40,520,545	54,026,737	13,512,860

The accompanying notes are an integral part of these unaudited financial statements

Bionovate Technologies Corp

STATEMENT OF STOCKHOLDERS’ DEFICIENCY

(Unaudited)

For the Three and Nine Months Ended March 31, 2021

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, June 30, 2020	59,423,598	$5,942	$2,295,633	$(2,698,240)	$(396,665)

Net loss	—	—	—	(22,874)	(22,874)

Balance, September 30, 2020	59,423,598	$5,942	$2,295,633	$(2,721,114)	$(419,539)

Cancellation of shares	(13,820,000)	(1,382)	1,382	—	—
Net loss	—	—	—	(32,434)	(32,434)

Balance, December 31, 2020	45,603,598	$4,560	$2,297,015	$(2,753,548)	$(451,973)

Net loss	—	—	—	(31,665)	(31,665)

Balance, March 31, 2021	45,603,598	$4,560	$2,297,015	$(2,785,213)	$(483,638)

For the Nine Months Ended March 31, 2020

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, June 30, 2019	155,798	$15	$2,243,891	$(2,576,195)	$(332,289)

Beneficial conversion feature	—	—	526	—	526
Net loss	—	—	—	(29,376)	(29,376)

Balance, September 30, 2019	155,798	$15	$2,244,417	$(2,605,571)	$(361,139)

Beneficial conversion feature	—	—	18,892	—	18,892
Net loss	—	—	—	(45,569)	(45,569)

Balance, December 31, 2019	155,798	$15	$2,263,309	$(2,651,140)	$(387,816)

Common shares issued for conversion of debt	59,267,800	5,927	24,490	—	30,417
Beneficial conversion feature	—	—	5,834	—	5,834
Net loss	—	—	—	(24,138)	(24,138)

Balance, March 31, 2020	59,423,598	$5,942	$2,293,633	$(2,675,278)	$(375,703)

The accompanying notes are an integral part of these unaudited financial statements

Bionovate Technologies Corp

STATEMENT OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	March 31,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(86,973)	$(99,083)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Expenses paid by convertible notes	—	25,252
Expenses paid by related party	45,709	—
Amortization of debt discount	—	25,252
Foreign currency adjustment	236	(103)
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	41,028	48,682
Net cash provided by operating activities	—	—

Net change in cash and cash equivalents	—	—
Cash, beginning of period	—	—
Cash, end of period	$—	$—

Supplemental cash flow information
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

Non-cash transactions:
Beneficial conversion feature	$—	$25,252
Cancellation of shares	$1,382	$—
Common stock issued for conversion of debt	$—	$30,417

The accompanying notes are an integral part of these unaudited financial statements

Bionovate Technologies Corp

NOTES TO THE FINANCIAL STATEMENTS

March 31, 2021

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

GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has an accumulated deficit at March 31, 2021 of $2,785,213, is in a net liability position and needs cash to maintain its operations.

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

NOTE 2– SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the nine months ended March 31, 2021, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2021. For further information, refer to the financial statements and footnotes thereto included in the Corporation’s filed Form 10-K for the year ended June 30, 2020.

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

For the nine months ended March 31, 2021 and 2020, the following common stock equivalents were excluded from the computation of diluted net loss per share as the result of the computation was anti-dilutive.

	March 31,	March 31,
	2021	2020
	(shares)	(shares)
Convertible notes	26,740,500	24,740,500

NOTE 3 – ACCOUNTS PAYABLE AND ACCRUED LIABILITEIS

As of March 31, 2021, and June 30, 2020, accounts payable and accrued liabilities consisted of as follows,

	March 31,	June 30,
	2021	2020
Accounts payable	$33,878	$25,702
Accrued expense	—	12,654
Accrued interest	177,651	131,909
Due to a former related party	41,025	41,025
	$252,554	$211,290

NOTE 4 – CONVERTIBLE NOTE

Convertible notes payable at March 31, 2021 and June 30,2020, consists of the following:

	March 31,	June 30,
	2021	2020
Dated November 1, 2016	$4,439	$4,439
Dated June 30, 2017	9,969	9,969
Dated April 1, 2018 - 1	10,000	10,000
Dated April 1, 2018 - 2	10,000	10,000
Dated June 30, 2018	28,376	28,376
Dated July 5, 2018 - 1	30,000	30,000
Dated July 5, 2018 - 2	15,000	15,000
Dated July 5, 2018 - 3	15,000	15,000
Dated December 31, 2018	17,302	17,302
Dated March 31, 2019	1,000	1,000
Dated June 30, 2019	17,037	17,037
Dated September 30, 2019	526	526
Dated December 31, 2019	18,892	18,892
Dated March 31, 2020	5,834	5,834
Dated June 30, 2020	2,000	2,000
Total convertible notes payable	185,375	185,375

Less: Unamortized debt discount	—	—
Total convertible notes	185,375	185,375

Less: current portion of convertible notes	185,375	185,375
Long-term convertible notes	$—	$—

For the nine months ended March 31, 2021 and 2020, the Company recognized interest expense of $45,742 and $46,824 and amortization of discount, included in interest expense, of $0 and $25,252, respectively. As of March 31, 2021, and June 30, 2020, the Company recorded accrued interest of $177,651 and $131,909, respectively.

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

NOTE 5 - RELATED PARTY TRANSACTIONS

During the nine months ended March 31, 2021, the Company’s sole officer paid $45,709 for operating expenses on behalf of the Company. As of March 31, 2021, the Company was obligated to the officer, for an unsecured, non-interest-bearing demand loan with a balance of $45,709.

NOTE 6 – EQUITY

Preferred Stock

The Company is authorized to issue 90,000,000 shares of preferred stock at a par value of $0.0001.

No shares were issued and outstanding as of March 31, 2021 and June 30,2020, respectively.

Common Stock

The Company is authorized to issue 100,000,000 shares of common stock at a par value of $0.0001.

During the nine months ended March 31, 2021, 13,820,000 shares of common stock were canceled.

As of March 31, 2021, and June 30, 2020, 45,603,598 and 59,423,598 shares of common stock were issued and outstanding.

As of March 31, 2021, there were no warrants or options outstanding.

NOTE 7 – SUBSEQUENT EVENT

Management has evaluated subsequent events through the date these financial statements were available to be issued. Based on our evaluation no material events have occurred that require disclosure.

Subsequent to March 31, 2021, 25,000,000 shares of common stock were returned to the Company by our major shareholder who is also our CEO, and cancelled.

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

Results of Operations

Our operations for the three and nine ended March 31, 2021 and 2020 are outlined below:

Three months ended March 31, 2021 compared to three months ended March 31, 2020.

	Three Months Ended
	March 31,		Change
	2021	2020	Amount	%
Revenues	$—	$—	$—	—
Operating Expenses	16,685	2,748	13,937	507%
Total other expense	14,980	21,390	(6,410)	(30)%
Net Loss	$31,665	$24,138	$7,527	31%

For the three months ended March 31, 2021 and 2020, we had no revenue. Expenses for the three months ended March 31, 2021 totaled $31,665 resulting in a net loss of $31,665 as compared to a net loss of $24,138 for the three months ended March 31, 2020. The increase in net loss for the three months ended March 31, 2021 is a result of an increase in professional fees offset by a decrease in interest expenses.

Nine months ended March 31, 2021 compared to nine months ended March 31, 2020.

	Nine Months Ended
	March 31,		Change
	2021	2020	Amount	%
Revenues	$—	$—	$—	—
Operating Expenses	40,995	27,110	13,885	51%
Total other expense	45,978	71,973	(25,995)	(36)%
Net Loss	$86,973	$99,083	$(12,110)	(12)%

For the nine months ended March 31, 2021 and 2020, we had no revenue. Expenses for the nine months ended March 31, 2021 totaled $86,973 resulting in a net loss of $86,973 as compared to a net loss of $99,083 for the nine months ended March 31, 2020. The decrease in net loss for the nine months ended March 31, 2021 is a result of a decrease in interest expense offset by an increase in professional fees.

Liquidity and Capital Resources

The following table provides selected financial data about our company as of March 31, 2021 and June 30, 2020, respectively.

Working Capital

	March 31,	June 30,	Change
	2021	2020	Amount	%
Current Assets	$—	$—	$—	—
Current Liabilities	$483,638	$396,665	86,973	22%
Working Capital (Deficit)	$(483,638)	$(396,665)	$(86,973)	22%

Cash Flows

Nine Months Ended
March 31,
	2021	2020
Net Cash Provided by Operating Activities	$—	$—
Net Cash Provided by Investing Activities	$—	$—
Net Cash Provided by Financing Activities	$—	$—
Net Change in Cash During the Period	$—	$—

On March 31, 2021, our Company’s cash balance was $0 and total assets were $0. On June 30, 2020, our Company’s cash balance was $0 and total assets were $0.

On March 31, 2021, our Company had total liabilities of $483,638, compared with total liabilities of $396,665 as at June 30, 2020.

On March 31, 2021, our Company had working capital deficiency of $483,638 compared with working capital deficiency of $396,665 as at June 30, 2020. The increase in working capital was primarily attributed to an increase in accounts payable and accrued liabilities and due to related party.

Cash Flow from Operating Activities

During the nine months ended March 31, 2021, our Company provided $0 by operating activities, compared to $0 provided by operating activities during the nine months ended March 31, 2020.

Cash Flow from Investing Activities

During the nine months ended March 31, 2021 and 2020, our Company did not have any investing activities.

Cash Flow from Financing Activities

During the nine months ended March 31, 2021 and 2020, our Company did not have any investing activities.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2020. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the period ended March 31, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

BIONOVATE TECHNOLOGIES CORP.
(Registrant)

Dated: May 17, 2021	/s/ Aleksander Vucak
Aleksander Vucak
President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

