Form 10-K
period 2021-06-30
Bionovate Technologies Corp.
filed 2021-10-14
CIK 1575420

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended June 30, 2021

or

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to __________

Commission File Number: 333-188152

BIONOVATE TECHNOLOGIES CORP.
(Exact name of registrant as specified in its charter)

Nevada	33-1229553
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

Gewerbestrasse 10, Cham, Switzerland 6330

(Address of principal executive offices (Zip Code)

(646) 224-1160

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act: Common Stock, $0.0001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐     No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐     No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Ex- change Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $95,462,479 based on the closing sale price of the registrant’s common stock on December 31, 2020 of $19.01 per share.

The number of shares of registrant’s common stock outstanding as of September 15, 2021 was 7,753,598.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed for quotation on the Pink Sheets of the OTC Markets, under the symbol “BIIO”.

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

Holders

As of September 15, 2021, we had 12 shareholders of record of our common stock with 7,753,598 shares of common stock outstanding.

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

Recent Sales of unregistered securities

None

Issuer Purchases of Equity Securities

There were no repurchases of common stock for the year ended June 30, 2021.

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations - Years Ended June 30, 2021 and 2020

The following summary of our results of operations should be read in conjunction with our consolidated financial statements for the years ended June 30, 2021 and 2020, which are included herein.

Our operating results for the year ended June 30, 2021 and 2020, and the changes between those periods for the respective items are summarized as follows:

	Year Ended
	June 30,		Change
	2021	2020	Amount	%
Revenues	$-	$-	$-	-
Operating Expenses	45,371	33,055	12,316	37%
Total other expense	61,173	88,990	(27,817)	(31)%
Net Loss	$106,544	$122,045	$(15,501)	(13)%

We recognized no revenues during the year ended June 30, 2021 and 2020.

Net loss was $106,544 for year ended June 30, 2021 and $122,045 for the year ended June 30, 2020. The decrease in net loss was primarily due to a decrease in interest expense.

Operating expenses for the year ended June 30, 2021 and 2020 were $45,371 and $33,055, respectively. Operating expenses during 2021 and 2020 were primarily attributed to general and administration expenses of $851 and $and professional fees of $44,520 and $33,055, respectively. The increase in professional fees is primarily due to a consulting expense.

Liquidity and Capital

Working capital (deficit)

	June 30,	June 30,	Change
	2021	2020	Amount	%
Current Assets	$-	$-	$-	-
Current Liabilities	$503,209	$396,665	106,544	27%
Working Capital (Deficit)	$(503,209)	$(396,665)	$(106,544)	27%

Cash flow

Year Ended
June 30,
	2021	2020
Net Cash Provided by Operating Activities	$-	$-
Net Cash Provided by Investing Activities	$-	$-
Net Cash Provided by Financing Activities	$-	$-
Net Change in Cash During the Period	$-	$-

As of June 30, 2021, we had a working capital deficit of $503,209 compared to a working capital deficit of $396,665 as of June 30, 2020. As of June 30, 2021, we had current assets of $0 (2020- $0) and current liabilities of $503,209 (2019 - $396,665).

Cash Flows from Operating Activities

For the year ended June 30, 2021, net cash flows provided by operating activities was $0 consisting of a net loss of $106,544 and was offset by non-cash loss of $52,245 and changes in operation assets and liabilities of $54,299. For the year ended June 30, 2020, net cash flows provided by operating activities was $0 consisting of a net loss of $122,045 and was offset by non-cash gain and loss of $54,402 and changes in operation assets and liabilities of $67,643.

Cash Flows Used in Investing Activities

For the years ended June 30, 2021 and 2020, we did not have any investing activities.

Cash Flows from Financing Activities

For the years ended June 30, 2021 and 2020, we did not have any financing activities.

Liquidity and Capital Resources

Our cash balance at June 30, 2021 was $0, with $503,209 in outstanding current liabilities, consisting of accounts payable and accrued liabilities of 265,825, due to related party of $52,009 and convertible notes payable of $185,375. We estimate total expenditures over the next 12 months are expected to be approximately $80,000.

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

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Bionovate Technologies Corp. (the "Company") as of June 30, 2021 and 2020, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

/s/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company's auditor since 2018

Lakewood, CO

October 13, 2021

Bionovate Technologies Corp

BALANCE SHEETS

	June 30,	June 30,
	2021	2020

ASSETS
Current Assets
Cash	$-	$-
Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$265,825	$211,290
Due to related party	52,009	-
Convertible notes payable	185,375	185,375
Total Current Liabilities	503,209	396,665

TOTAL LIABILITIES	503,209	396,665

Stockholders’ Deficit
Preferred stock: 90,000,000 authorized; $0.0001 par value - no shares issued and outstanding	-	-
Common stock: 100,000,000 authorized; $0.0001 par value 7,753,598 and 59,423,598 shares issued and outstanding	775	5,942
Additional paid in capital	2,300,800	2,295,633
Accumulated deficit	(2,804,784)	(2,698,240)
Total Deficit	(503,209)	(396,665)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

The accompanying notes are an integral part of these financial statements

Bionovate Technologies Corp

STATEMENT OF OPERATIONS

	Years Ended
	June 30,
	2021	2020

Revenues	$-	$-

Operating Expenses
General and administration	851	-
Professional fees	44,520	33,055
Total operating expenses	45,371	33,055

Net loss from operations	(45,371)	(33,055)

Other income (expense)
Realized foreign currency gain (loss)	(236)	102
Interest expense	(60,937)	(89,092)
Total other expense	(61,173)	(88,990)

Net loss before taxes	(106,544)	(122,045)

Net loss	$(106,544)	$(122,045)

Basic and dilutive loss per share
Net loss	$(0.00)	$(0.00)
Weighted average number of shares outstanding	45,095,351	24,995,693

The accompanying notes are an integral part of these financial statements

Bionovate Technologies Corp

STATEMENT OF STOCKHOLDERS’ DEFICIENCY

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, June 30, 2019	155,798	$15	$2,243,891	$(2,576,195)	$(332,289)

Common shares issued for conversion of debt	59,267,800	5,927	24,490	-	30,417
Beneficial conversion feature	-	-	27,252	-	27,252
Net loss	-	-	-	(122,045)	(122,045)

Balance, June 30, 2020	59,423,598	$5,942	$2,295,633	$(2,698,240)	$(396,665)

Cancellation of shares	(51,670,000)	(5,167)	5,167	-	-
Net loss	-	-	-	(106,544)	(106,544)

Balance, June 30, 2021	7,753,598	$775	$2,300,800	$(2,804,784)	$(503,209)

The accompanying notes are an integral part of these financial statements

Bionovate Technologies Corp

STATEMENT OF CASH FLOWS

	Years Ended
	June 30,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(106,544)	$(122,045)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Expenses paid by convertible notes	-	27,252
Expenses paid by related party	52,009	-
Amortization of debt discount	-	27,252
Foreign currency adjustment	236	(102)
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	54,299	67,643
Net cash provided by operating activities	-	-

Net change in cash and cash equivalents	-	-
Cash, beginning of period	-	-
Cash, end of period	$-	$-

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-cash transactions:
Beneficial conversion feature	$-	$25,252
Cancellation of shares	$5,167	$-
Common stock issued for conversion of debt	$-	$30,417

The accompanying notes are an integral part of these financial statements

Bionovate Technologies Corp

NOTES TO THE FINANCIAL STATEMENTS

NOTE 1 - NATURE AND CONTINUANCE OF OPERATIONS

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

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has an accumulated deficit at June 30, 2021 of $2,804,784, is in a net liability position and needs cash to maintain its operations.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, ASC Subtopic 470-20 “Debt-Debt with “Conversion and Other Options” and ASC subtopic 815-40 “Hedging-Contracts in Entity’s Own Equity”. The standard reduced the number of accounting models for convertible debt instruments and convertible preferred stock. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting; and, (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. The amendments in this update are effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is currently assessing the impact of the adoption of this standard on its consolidated financial statements.

The Company has considered all other recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its financial statements.

NOTE - 4 ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

As of June 30, 2021 and 2020, accounts payable and accrued liabilities consisted of as follows,

	June 30,	June 30,
	2021	2020
Accounts payable	$31,954	$25,702
Accrued expenses	-	12,654
Accrued interest	192,846	131,909
Due to a former related party	41,025	41,025
	$265,825	$211,290

NOTE 5 - CONVERTIBLE NOTE

Convertible notes payable at June 30, 2021 and 2020, consists of the following:

	June 30,	June 30,
	2021	2020
Dated November 1, 2016	$4,439	$4,439
Dated June 30, 2017	9,969	9,969
Dated April 1, 2018 - 1	10,000	10,000
Dated April 1, 2018 - 2	10,000	10,000
Dated June 30, 2018	28,376	28,376
Dated July 5, 2018 - 1	30,000	30,000
Dated July 5, 2018 - 2	15,000	15,000
Dated July 5, 2018 - 3	15,000	15,000
Dated December 31, 2018	17,302	17,302
Dated March 31, 2019	1,000	1,000
Dated June 30, 2019	17,037	17,037
Dated September 30, 2019	526	526
Dated December 31, 2019	18,892	18,892
Dated March 31, 2020	5,834	5,834
Dated June 30, 2020	2,000	2,000
Total convertible notes payable	185,375	185,375

Less: Unamortized debt discount	-	-
Total convertible notes	185,375	185,375

Less: current portion of convertible notes	185,375	185,375
Long-term convertible notes	$-	$-

For the years ended June 30, 2021 and 2020, the Company recognized interest expense of $60,937 and $61,840 and amortization of discount, included in interest expense, of $0 and $27,252, respectively. As of June 30, 2021 and 2020, the Company recorded accrued interest of $192,846 and $131,909, respectively

Dated November 1, 2016

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

Dated April 1, 2018 - 1 and 2

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

Dated July 5, 2018 - 1, 2 and 3

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

NOTE 6 - RELATED PARTY TRANSACTIONS

The Company was obligated to shareholders for funds advanced to the Company for working capital. The advances are unsecured and no interest rate or payback schedule has been established.

During the years ended June 30, 2021 and 2020, the Company’s sole officer paid $52,009 and $0 for operating expenses on behalf of the Company, respectively. As of June 30, 2021 and 2020, the Company was obligated to the officer, for an unsecured, non-interest-bearing demand loan with a balance of $52,009 and $0, respectively.

During the year ended June 30, 2020, a change of control occurred and the former CEO who was also a major shareholder was no longer a related party. As a result, the Company reclassed due to related party of $41,025 to accounts payable and accrued liabilities.

NOTE 7 - EQUITY

Preferred Stock

The Company is authorized to issue 90,000,000 shares of preferred stock at a par value of $0.0001.

No shares were issued and outstanding as of June 30, 2021 and 2020, respectively.

Common Stock

The Company is authorized to issue 100,000,000 shares of common stock at a par value of $0.0001.

During the year ended June 30, 2021, 51,670,000 shares of common stock were canceled, which owned by our major shareholder who is also our CEO.

During the year ended June 30, 2020, the Company issued 59,267,800 shares of common stock for conversion of debt of $30,417.

As at June 30, 2021 and 2020, 7,753,598 and 59,423,598 shares of common stock were issued and outstanding, respectively.

As at June 30, 2021 and 2020, there were no warrants or options outstanding.

NOTE 8 - INCOME TAXES

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

The provision for refundable federal income tax at 21% consists of the following for the periods ending:

	June 30,	June 30,
Federal income tax benefit attributed to:	2021	2020
Net operating loss	$22,374	$19,907
Valuation	(22,374)	(19,907)
Net benefit	$-	$-

The cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows:

	June 30,	June 30,
Deferred tax attributed:	2021	2020
Net operating loss carryover	$30,620	$8,246
Less: change in valuation allowance	(30,620)	(8,246)
Net deferred tax asset	-	-

Due to the change in ownership provisions of the Income Tax laws of United States of America, net operating loss carry forwards of approximately $146,000 for federal income tax reporting purposes are subject to annual limitations. When a change in ownership occurs, net operating loss carry forwards may be limited as to use in future years.

NOTE 9 - SUBSEQUENT EVENT

Management has evaluated subsequent events through the date these financial statements were available to be issued. Based on our evaluation no material events have occurred that require disclosure.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer, as of June 30, 2021, concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure for the reasons noted below.

Management’s Report on Internal Control Over Financial Reporting

Our management is also responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Our company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our internal control over financial reporting includes those policies and procedures that;

Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company; and

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and

That our receipts and expenditures are being made only in accordance with authorizations of our company’s management and directors; and

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

As of June 30, 2021, management conducted an evaluation of the effectiveness of internal control over financial reporting based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting for that period was not effective.

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

(a) - (b) Identification of Directors and Executive Officers.

The Company: The following individuals are current members of our Board of Directors and executive officers; all of the members of the Board are appointed until their respective successor is elected or until their resignation.

Name	Age	Positions Held	Date of Appointment
Aleksander Vucak	49	President, Chief Executive Officer, Chief Financial Officer, Secretary and Director	September 28, 2020

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

Our company believes that Mr. Vucak’s professional background experience gives him the qualifications and skills necessary to serve as a director and officer of our company.

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

Board and Committee Meetings

Our board of directors held no formal meetings during the year ended June 30, 2021. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Delaware General Corporation Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

As of June 30, 2021, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

Audit Committee

We do not have an Audit Committee. The Company’s board of directors performs some of the same functions of an Audit Committee, such as; recommending a firm of independent certified public accountants to audit the financial statements; reviewing the auditors’ independence, the financial statements and their audit report; and reviewing management’s administration of the system of internal accounting controls. The Company does not currently have a written audit committee charter or similar document.

Audit Committee Financial Expert

Currently our audit committee consists of our entire board of directors. We do not currently have a director who is qualified to act as the head of the audit committee.

ITEM 11. EXECUTIVE COMPENSATION

The particulars of the compensation paid to the following persons:

(a)	our principal executive officer;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended June 30, 2021 and 2020; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended June 30, 2021 and 2019, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa-tion ($)	Change in Pension Value and Nonqualified Deferred Compensa-tion Earnings ($)	All Other Compensa-tion ($)	Total ($)
Aleksander Vucak(1)	2021	-	-	-	-	-	-	-	-
President, CEO, CFO, Secretary and Director	2020	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A

Marc Applbaum(2)	2021	-	-	-	-	-	-	-	-
President, CEO, CFO, Secretary and Director	2020	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A

David Magana Gonzalez(3)	2021	-	-	-	-	-	-	-	-
Former President, CEO, CFO, Secretary and Director	2020	-	-	-	-	-	-	-	-

Cohen Mizrahi(4)	2021	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Former President, CEO, CFO, Secretary and Director	2020	-	-	-	-	-	-	-	-

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

Grants of Plan-Based Awards

During the fiscal year ended June 30, 2021 we did not grant any stock options.

Option Exercises and Stock Vested

During our fiscal year ended June 30, 2021 there were no options exercised by our named officers.

Compensation of Directors

We do not have any agreements for compensating our directors for their services in their capacity as directors, although such directors are expected in the future to receive stock options to purchase shares of our common stock as awarded by our board of directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of September 15, 2021by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) members of our Board of Directors, and or (iii) our executive officers. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Aleksander Vucak Gewerbestrasse 10, Cham, Switzerland 6330	Nil	Nil

Directors and Executive Officers as a Group	Nil	Nil

Aunken Ventures, LLC 8255 SW 72 Ct#418 Miami, FL 33143	1,480,000	19.1%

Quadra Mobile Media Ltd. Revolution Avenue Ansuya Estate Suite 9 Victoria Seychelles	1,120,000	14.4%

Valor Capital 3rd floor Genesis Building Genesis Close Grand Cayman, KY1-1106 Cayman Islands	1,200,000	15.5%

Greater than 5% Shareholders as a Group	3,800,000	49.0%

_________________

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on September 15, 2021. As of September 15, 2021 there were 7,753,598 shares of our company’s common stock issued and outstanding.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed for the most recently completed fiscal year ended June 30, 2021 and for fiscal year ended June 30, 2019 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

Fee Category	Year Ended June 30, 2021	Year Ended June 30, 2020

Audit Fees	$18,500	$16,480
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$18,500	$16,480

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

BIONOVATE TECHNOLOGIES CORP.

Dated: October 13, 2021	By:	/s/ Aleksander Vucak
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

Dated: October 13, 2021	/s/ Aleksander Vucak
Aleksander Vucak
President, Chief Executive Officer, Chief Financial Officer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

