Form 10-Q
period 2021-09-30
Bionovate Technologies Corp.
filed 2021-11-15
CIK 1575420

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

7,753,598 common shares issued and outstanding as of November 04, 2021.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Bionovate Technologies Corp

BALANCE SHEETS

(Unaudited)

	September 30,	June 30,
	2021	2021

ASSETS
Current Assets
Cash	$-	$-
Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$287,317	$265,825
Due to related party	52,153	52,009
Convertible notes payable	185,375	185,375
Total Current Liabilities	524,845	503,209

TOTAL LIABILITIES	524,845	503,209

Stockholders' Deficit
Preferred stock: 90,000,000 authorized; $0.0001 par value - no shares issued and outstanding	-	-
Common stock: 100,000,000 authorized; $0.0001 par value 7,753,598 shares issued and outstanding	775	775
Additional paid in capital	2,300,800	2,300,800
Accumulated deficit	(2,826,420)	(2,804,784)
Total Deficit	(524,845)	(503,209)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

The accompanying notes are an integral part of these unaudited financial statements

Bionovate Technologies Corp

STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended
	September 30,
	2021	2020

Revenues	$-	$-

Operating Expenses
Professional fees	6,279	3,622
Total operating expenses	6,279	3,622

Net loss from operations	(6,279)	(3,622)

Other income (expense)
Interest expense	(15,357)	(19,252)
Total other expense	(15,357)	(19,252)

Net loss before taxes	(21,636)	(22,874)

Net loss	$(21,636)	$(22,874)

Basic and dilutive loss per share
Net loss per share	$(0.00)	$(0.00)
Weighted average number of shares outstanding	7,753,598	59,423,598

The accompanying notes are an integral part of these unaudited financial statements

Bionovate Technologies Corp

STATEMENT OF STOCKHOLDERS’ DEFICIENCY

(Unaudited)

For the Three Months Ended September 30, 2021

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, June 30, 2021	7,753,598	$775	$2,300,800	$(2,804,784)	$(503,209)

Net loss	-	-	-	(21,636)	(21,636)

Balance, September 30, 2021	7,753,598	$775	$2,300,800	$(2,826,420)	$(524,845)

For the Three Months Ended September 30, 2020

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, June 30, 2020	59,423,598	$5,942	$2,295,633	$(2,698,240)	$(396,665)

Net loss	-	-	-	(22,874)	(22,874)

Balance, September 30, 2020	59,423,598	$5,942	$2,295,633	$(2,721,114)	$(419,539)

The accompanying notes are an integral part of these unaudited financial statements

Bionovate Technologies Corp

STATEMENT OF CASH FLOWS

(Unaudited)

	Three Months Ended
	September 30,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(21,636)	$(22,874)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Expenses paid by related party	144	3,840
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	21,492	19,034
Net cash provided by operating activities	-	-

Net change in cash and cash equivalents	-	-
Cash, beginning of period	-	-
Cash, end of period	$-	$-

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these unaudited financial statements

Bionovate Technologies Corp

NOTES TO THE FINANCIAL STATEMENTS

September 30, 2021

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

GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has an accumulated deficit at September 30, 2021 of $2,826,420, is in a net liability position and needs cash to maintain its operations.

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

NOTE 2– SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three months ended September 30, 2021, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2022. For further information, refer to the financial statements and footnotes thereto included in the Corporation’s filed Form 10-K for the year ended June 30, 2021.

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

For the three months ended September 30, 2021 and 2020, the following common stock equivalents were excluded from the computation of diluted net loss per share as the result of the computation was anti-dilutive.

	September 30,	September 30,
	2021	2020
	(shares)	(shares)
Convertible notes	26,740,500	26,740,500

NOTE 3 – ACCOUNTS PAYABLE AND ACCRUED LIABILITEIS

As of September 30, 2021, and June 30, 2021, accounts payable and accrued liabilities consisted of as follows,

	September 30,	June 30,
	2021	2021
Accounts payable	$38,088	$31,954
Accrued interest	208,204	192,846
Due to a former related party	41,025	41,025
	$287,317	$265,825

NOTE 4 – CONVERTIBLE NOTE

Convertible notes payable at September 30, 2021 and June 30,2021, consists of the following:

	September 30,	June 30,
	2021	2021
Dated November 1, 2016	$4,439	$4,439
Dated June 30, 2017	9,969	9,969
Dated April 1, 2018 - 1	10,000	10,000
Dated April 1, 2018 - 2	10,000	10,000
Dated June 30, 2018	28,376	28,376
Dated July 5, 2018 - 1	30,000	30,000
Dated July 5, 2018 - 2	15,000	15,000
Dated July 5, 2018 - 3	15,000	15,000
Dated December 31, 2018	17,302	17,302
Dated March 31, 2019	1,000	1,000
Dated June 30, 2019	17,037	17,037
Dated September 30, 2019	526	526
Dated December 31, 2019	18,892	18,892
Dated March 31, 2020	5,834	5,834
Dated June 30, 2020	2,000	2,000
Total convertible notes payable	185,375	185,375

Less: Unamortized debt discount	-	-
Total convertible notes	185,375	185,375

Less: current portion of convertible notes	185,375	185,375
Long-term convertible notes	$-	$-

For the three months ended September 30, 2021 and 2020, the Company recognized interest expense of $15,357 and $19,252, respectively. As of September 30, 2021, and June 30, 2021, the Company recorded accrued interest of $208,204 and $192,846, respectively.

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

Dated January 1, 2017 – 2

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

NOTE 5 - RELATED PARTY TRANSACTIONS

During the three months ended September 30, 2021, the Company’s sole officer paid $144 for operating expenses on behalf of the Company. As of September 30, 2021 and December 31, 2020, the Company was obligated to the officer, for an unsecured, non-interest-bearing demand loan with a balance of $52,153 and $52,009 respectively.

NOTE 6 – EQUITY

Preferred Stock

The Company is authorized to issue 90,000,000 shares of preferred stock at a par value of $0.0001.

No shares were issued and outstanding as of September 30, 2021 and June 30,2021, respectively.

Common Stock

The Company is authorized to issue 100,000,000 shares of common stock at a par value of $0.0001.

As of September 30, 2021, and June 30, 2021, 7,753,598 shares of common stock were issued and outstanding.

As of September 30, 2021, there were no warrants or options outstanding.

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

During the year ended June 30, 2021, 51,670,000 shares of common stock were canceled, which owned by our major shareholder who is also our CEO

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

Results of Operations

Our operations for the three months ended September 30, 2021 and 2020 are outlined below:

Three months ended September 30, 2021 compared to three months ended September 30, 2020.

	Three Months Ended
	September 30,		Change
	2021	2020	Amount	%
Revenues	$-	$-	$-	-
Operating Expenses	6,279	3,622	2,657	73%
Total other expense	15,357	19,252	(3,895)	(20%)
Net Loss	$21,636	$22,874	$(1,238)	(5%)

For the three months ended September 30, 2021 and 2020, we had no revenue. Expenses for the three months ended September 30, 2021 totaled $21,636 resulting in a net loss of $21,636 as compared to a net loss of $22,874 for the three months ended September 30, 2020. The decrease in net loss for the three months ended September 30, 2021 is a result of a decrease in interest expenses offset by an increase in professional fees.

Liquidity and Capital Resources

The following table provides selected financial data about our company as of September 30, 2021 and June 30, 2021, respectively.

Working Capital

	September 30,	June 30,	Change
	2021	2021	Amount	%
Current Assets	$-	$-	$-	-
Current Liabilities	$524,845	$503,209	21,636	4%
Working Capital (Deficit)	$(524,845)	$(503,209)	$(21,636)	4%

Cash Flows

Three Months Ended
September 30,
	2021	2020
Net Cash Provided by Operating Activities	$-	$-
Net Cash Provided by Investing Activities	$-	$-
Net Cash Provided by Financing Activities	$-	$-
Net Change in Cash During the Period	$-	$-

On September 30, 2021, our Company’s cash balance was $0 and total assets were $0. On June 30, 2021, our Company’s cash balance was $0 and total assets were $0.

On September 30, 2021, our Company had total liabilities of $524,845, compared with total liabilities of $503,209 as at June 30, 2021.

On September 30, 2021, our Company had working capital deficiency of $524,845 compared with working capital deficiency of $503,209 as at June 30, 2021. The increase in working capital was primarily attributed to an increase in accounts payable and accrued liabilities and due to related party.

Cash Flow from Operating Activities

During the three months ended September 30, 2021, our Company provided $0 by operating activities, compared to $0 provided by operating activities during the three months ended September 30, 2020.

Cash Flow from Investing Activities

During the three months ended September 30, 2021 and 2020, our Company did not have any investing activities.

Cash Flow from Financing Activities

During the three months ended September 30, 2021 and 2020, our Company did not have any investing activities.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the period ended September 30, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

BIONOVATE TECHNOLOGIES CORP.
(Registrant)

Dated: November 15, 2021	/s/ Aleksander Vucak
Aleksander Vucak
President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

